Form 10-Q
period 1996-06-30
BAR TECHNOLOGIES INC
filed 1996-08-14
CIK 1013335

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        June 30, 1996                                           333-04254
        -------------                                           ---------
    For the Quarter Ended                                 Commission File Number


                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      13-3753384
             --------                                      ----------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                   Identification Number)

                         227 Franklin Street, Suite 300
                               Johnstown, PA 15901
                    (Address of Principal Executive Offices)

         Registrant's Telephone Number           (814) 533-7200

                                 Not Applicable
                                 --------------
                  (Former name, former address and fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No
                                         ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001              196,410 shares
         par value                        outstanding @ July 31, 1996

Class B Common Stock, $0.001              536,829 shares
         par value                        outstanding @ July 31, 1996

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                                      INDEX

                                                                        Page No.
 PART I. FINANCIAL INFORMATION:

 Item 1. Financial Statements-

         Consolidated Balance Sheets as of September 30, 1995 (audited)        3
         and June 30, 1996 (unaudited)

         Consolidated Statements of Income for the Three Months Ended         4
         June 30, 1995 and 1996 (unaudited)

         Consolidated Statements of Income for the Nine Months                5
         Ended June 30, 1995 and 1996 (Unaudited)

         Consolidated Statements of Cash Flows for the Nine Months            6
         Ended June 30, 1995 and 1996 (Unaudited)

         Notes to Consolidated Financial Statements                         7-13


 Item 2. Management's Discussion and Analysis of Financial Condition and   14-19
         Results of Operations


 PART II OTHER INFORMATION:

 Items 1-6  Not Applicable

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                             September 30, 1995    June 30, 1996
                                             ------------------    -------------
                              Assets                                (unaudited)
Current assets:
    Cash and cash equivalents                     $   1,650          $   9,445
    Accounts receivable                                 952             19,451
    Inventories                                       1,000             40,265
    Prepaid expenses                                    464              2,306
    Restricted interest escrow                         --               12,344
                                                  ---------          ---------
          Total current assets                    $   4,066          $  83,811
Property, plant and equipment:
    Land                                              1,071              2,686
    Buildings and improvements                       12,258             19,462
    Machinery and equipment                          15,681             25,466
    Construction-in-progress                          9,210             23,417
                                                  ---------          ---------
          Total property, plant and equipment        38,220             71,031
    Accumulated depreciation                           (306)            (1,324)
                                                  ---------          ---------
          Net property, plant and equipment       $  37,914          $  69,707
Goodwill, net of accumulated amortization of
    $0 and $64, respectively                           --               12,796
Other assets, including restricted debt service
    fund and restricted interest escrow of
    $1,550 and $7,924, respectively                   4,021             24,857
                                                  ---------          ---------
Total assets                                      $  46,001          $ 191,171
                                                  =========          =========

         Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt          $   1,713          $   1,994
    Revolving credit facility                          --                7,000
    Accounts payable                                    948             21,799
    Accrued interest                                    483              3,275
    Other current liabilities                         2,030              8,144
                                                  ---------          ---------
          Total current liabilities               $   5,174          $  42,212
Deferred  income taxes                                 --                4,931
Non-current retirement benefits liability              --                4,587
Long-term debt, less current maturities              44,952            133,309
                                                  ---------          ---------
          Total liabilities                       $  50,126          $ 185,039
Redeemable stock:
    Series A preferred stock $0.001 par

    value - authorized, 5,000 shares;
    issued and outstanding 1,100 shares           $   5,500          $   5,500
Stockholders'  equity/(deficit):
    Series B preferred stock $0.001 par
    value - authorized, issued and
    outstanding, 1 share                               --                 --
    Class A common stock, $0.001 par
    value - authorized, 1,000,000 shares;
    issued & outstanding, 196,410 shares               --                 --
    Class B common stock, $0.001 par
    value - authorized, 600,000 shares;
    issued & outstanding, 536,829 shares               --                    1
    Additional paid-in capital                        3,704             33,703
    Warrants outstanding                               --                5,119
    Retained earnings/(deficit)                     (13,217)           (38,067)
    Deferred compensation                              (112)               (69)
    Cumulative translation adjustment                  --                  (55)
                                                  ---------          ---------
          Total stockholders' equity/(deficit)    ($  9,625)         $     632
                                                  ---------          ---------
Total liabilities and stockholders' equity        $  46,001          $ 191,171
                                                  =========          =========

        The accompanying notes are an integral part of these statements.

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                For the Three Months Ended June 30, 1995 and 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          June 30,      June 30,
                                                            1995         1996
                                                        ------------  ---------
Net sales                                                      --      $ 39,368
Cost of sales                                                  --        41,010
Depreciation and amortization                                    91         857
Selling, general and administrative expense                   2,252       3,888
                                                           --------    --------
    Income (loss) from operations                          ($ 2,343)   ($ 6,387)
Interest expense                                               (799)     (4,601)
Interest income                                                  66         348
Other income (expense), net                                     170         (21)
                                                           --------    --------
    Income (loss) before income taxes                      ($ 2,906)   ($10,661)
Income tax provision (benefit)                                 --           171
                                                           --------    --------
    Income (loss) before extraordinary loss on early
          extinguishment of debt                           ($ 2,906)   ($10,832)
Extraordinary loss on early extinguishment of debt             --         2,214
                                                           --------    --------
Net income (loss)                                          ($ 2,906)   ($13,046)
Less:  preferred stock dividend requirement                     (96)        (96)
                                                           --------    --------
Net income (loss) applicable to common shares              ($ 3,002)   ($13,142)
                                                           ========    ========

Per share data:
    Income (loss) per common share before
      extraordinary loss on early
      extinguishment of debt                               ($ 15.28)   ($ 18.24)
    Extraordinary loss on early extinguishment of debt         --          3.70
                                                           --------    --------
    Net income (loss) per common share                     ($ 15.28)   ($ 21.94)
                                                           ========    ========

        The accompanying notes are an integral part of these statements.

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                For the Nine Months Ended June 30, 1995 and 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                    June 30, 1995  June 30, 1996
                                                    -------------  -------------
Net sales                                                     --       $ 39,956
Cost of sales                                                 --         49,121
Depreciation and amortization                                  272        1,136
Selling, general and administrative expense                  7,612        5,740
                                                          --------     --------
    Income (loss) from operations                         ($ 7,884)    ($16,041)
Interest expense                                            (2,257)      (6,451)
Interest income                                                226          516
Other income (expense), net                                    358         (200)
                                                          --------     --------
    Income (loss) before income taxes                     ($ 9,557)    ($22,176)
Income tax provision (benefit)                                --            171
                                                          --------     --------
Income (loss) before extraordinary loss on early
          extinguishment of debt                          ($ 9,557)    ($22,347)
Extraordinary loss on early extinguishment of debt            --          2,214
                                                          --------     --------
Net income (loss)                                         ($ 9,557)    ($24,561)
Less:  preferred stock dividend requirement                   (289)        (289)
                                                          --------     --------
Net income (loss) applicable to common shares             ($ 9,846)    ($24,850)
                                                          ========     ========

Per share data:
    Income (loss) per common share before
      extraordinary loss on early extinguishment
      of debt                                             ($ 50.13)    ($ 63.32)
    Extraordinary loss on early extinguishment
      of debt                                                 --           6.19
                                                          --------     --------
    Net income (loss) per common share                    ($ 50.13)    ($ 69.51)
                                                          ========     ========

        The accompanying notes are an integral part of these statements.

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 1995 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)


                                                              June 30, 1995   June 30, 1996
                                                              -------------   -------------
Cash flows from operating activities:
    Net income/(loss)                                             ($ 9,557)   ($24,561)
    Adjustments to reconcile net income/(loss) to net cash
      provided by (used for ) operating activities -
          Depreciation and amortization                                272       1,136
          Extraordinary loss on early extinguishment of debt          --         2,214
          Accretion of original issue discount                         123         357
          Amortization of deferred financing costs                     311         932
          (Increase) decrease in accounts receivable                  (560)        343
          (Increase) in inventory                                     --        (6,623)
          (Increase) in prepaid expenses                              (284)       (585)
          (Increase) in other assets                                    (2)       (256)
          Increase in accounts payable                                 741       4,460
          Increase in other current liabilities                        117       3,955
          (Decrease) in deferred income taxes                         --            (4)
          Increase in non-current retirement benefit liability        --            58
                                                                  --------    --------
    Net cash flows provided by (used for) operating activities    ($ 8,839)   ($18,574)

Cash flows from investing activities:
          Capital expenditures                                    ($ 2,788)   ($12,976)
          Acquisition of B&L, net of cash                             --       (41,028)
          Disposition of non-operating assets                        1,640       1,633
                                                                  --------    --------
    Net cash flows provided by (used for) investing activities    ($ 1,148)   ($52,371)

Cash flows from financing activities:
          Net receipts under revolving credit agreement               --      $  7,000
          Borrowings of debt                                         5,820      99,161
          Repayment of debt                                         (1,086)    (31,282)
          Proceeds from issuance of common stock                      --        30,000
          Proceeds from issuance of warrants                          --         5,119
          Dividends on preferred stock                                (289)       (289)
          Deferred debt financing costs                               --       (12,398)
          Deposit into bond interest escrow                           --       (18,516)
                                                                  --------    --------
    Net cash flows provided by (used for) financing activities    $  4,445    $ 78,795


Effect of exchange rate changes                                       --           (55)
                                                                  --------    --------

Net (decrease)  increase in cash and cash equivalents            ($  5,542)   $  7,795
Cash and cash equivalents, beginning of period                    $  9,178    $  1,650
                                                                  --------    --------
Cash and cash equivalents, end of period                          $  3,636    $  9,445
                                                                  ========    ========

Supplemental cash flow disclosures:
    Interest paid                                                 $    970    $  1,868
    Income taxes paid                                                 --           607



        The accompanying notes are an integral part of these statements.

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1.  Financial Statements

The consolidated financial statements and other pro forma information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended September 30, 1995 indicated in BarTech's Registration Statement, Form S-4, filed with the Securities and Exchange Commission effective on July 31, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements presented for the quarter ended June 30, 1996, include the accounts of BarTech and its wholly owned subsidiary described in Note 2 after elimination of intercompany accounts and transactions.

2.  Acquisition of Bliss & Laughlin Industries Inc. ("B&L")

On April 2, 1996, BarTech consummated an amended merger agreement with B&L, a major independent cold finished processor of steel bars. BarTech acquired B&L for $9.50 per common share in cash for an aggregate equity purchase price of $37,980, plus the assumption of $3,600 of debt and the refinancing of $16,800 of debt. The terms of the merger agreement also provide that, under certain circumstances, holders of B&L common stock will receive additional consideration if BarTech sells all or substantially all of the stock or assets of B&L, or merges B&L into an unaffiliated third party within one year of the date of the merger agreement. BarTech financed the acquisition with part of the proceeds of the Recapitalization described in Note 3.

The acquisition was accounted for as a purchase, and accordingly, the results of operations of B&L have been included in the consolidated financial statements since April 2, 1996. The purchase price, including acquisition expenses, was allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 40 years. The fair value of assets acquired and liabilities assumed are summarized as follows:



     Current assets                             $53,743
     Property, plant and equipment               21,468
     Other assets                                 5,165
     Goodwill                                    12,860
     Current liabilities                        (38,142)
     Long-term liabilities                      (13,064)
                                               --------
         Total                                  $42,030
                                               ========

The following pro forma financial information gives effect to the acquisition of B&L and the Recapitalization as if it had occurred on October 1, 1994. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.

The information provided below includes a presentation required by APB Opinion No. 16, labeled "B&L Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional columns labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L.

                                                              Unaudited Pro Forma Information
                                                               Nine months ended June 30,
                                                    "B&L Acquisition"             "Recapitalization"
                                                    -----------------             ------------------
                                                    1995          1996             1995           1996
                                                    ----          ----             ----           ----
Net sales                                       $131,912      $117,058         $131,912       $117,058
Income (loss) before extraordinary item           (9,058)      (24,382)         (12,485)       (28,672)
Net income (loss)                                 (9,058)      (24,382)         (15,142)       (28,672)
Net income (loss) per common share                (47.59)      (125.61)          (22.71)        (39.50)

3.  The Recapitalization

On April 2, 1996, BarTech consummated a Recapitalization which included the following:

o The issuance of $91.6 million in aggregate principal amount of 13 1/2% Senior Secured Notes due 2001 for proceeds of $90.0 million.

o    The issuance of 536,829 shares of Class B Common Stock of BarTech in consideration of $30.0 million in cash provided by the Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (the "Blackstone Investment"), representing a 58.6% equity interest in BarTech on a fully diluted basis.

o The establishment of a new senior revolving credit agreement (the "Credit Agreement") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank (formerly Chemical Bank), as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90.0 million, of which a portion will be available in the form of letters of credit.

o The consummation of the B&L Acquisition and the payment of the aggregate purchase price of approximately $38.0 million.

o The repayment of the following indebtedness: (i) approximately $16.8 million aggregate principal amount of outstanding loans under B&L Revolving Credit Facilities; (ii) approximately $5.8 million aggregate principal amount of outstanding loans under the Existing BarTech Credit Facilities; and (iii) approximately $6.1 million aggregate principal amount of outstanding loans under the Master Agreement.

The following table sets forth a summary of the sources and uses of funds associated with the Recapitalization (dollars in millions):

                                     Sources                         Amount
                                     -------                         ------
           Issuance of the Senior Secured Notes                      $ 90.0
           Blackstone investment                                       30.0
                                                                     ------
               Total                                                 $120.0
                                                                     ======
                                      Uses
                                      ----
           Purchase price for the B&L acquisition                     $38.0
           Repayment of indebtedness (a)                               27.4
           Pre-funding of phase two of the modernization and
               expansion plan (b)                                      20.0
           Funding of the interest escrow account                      18.5
           Fees and expenses of the Recapitalization                   16.1
                                                                     ------
               Total                                                 $120.0
                                                                     ======

          (a) In addition, approximately $1.3 million of indebtedness was repaid utilizing BarTech's available sources of liquidity.

          (b)  Since April 2, 1996 such pre-funding moneys have been utilized to pay operational and capital expenses rather than drawing further on BarTech's revolving credit.

As part of these transactions, the authorized capital stock of BarTech was amended and now consists of 1,000,000 shares of Class A Common Stock, 600,000 shares of Special Class B Common Stock and 5,000 shares of Series A Preferred Stock and 1 share of Series B Preferred Stock, each with a par value of $0.001 per share. The Special Class B Common Stock allows the holders to designate directors who will hold 50% of the voting power of the board of directors. The Special Class B Common Stock will also have certain rights in the event of a liquidation, dissolution or winding up of BarTech.

In connection with the Recapitalization, the 66,600 shares of existing common stock of BarTech was reclassified into 196,410 shares of Class A Common Stock. As a result, the number of shares outstanding prior to the Recapitalization and earnings per share amounts were adjusted to reflect this reclassification of shares.

4.  Revolving Credit Agreement

On April 2, 1996, the Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) became effective and represents a new senior revolving credit agreement (the "Revolver") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank, as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90.0 million, of which a portion will be available in the form of letters of credit. The Credit Agreement matures four years after the closing, which was April 2, 1996. The Credit Agreement is initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing,
(ii) all of the Common Stock of BarTech outstanding on April 2, 1996, subject to dilution and release under certain circumstances, and (iii) all the capital stock of each direct or indirect subsidiary of BarTech. The pledges of capital stock referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes. Borrowing under the Credit Agreement will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to upward adjustment in certain circumstances. As of June 30, 1996, $7,000 was outstanding at an interest rate of approximately 8.5%. In addition, $8,302 of irrevocable letters of credit were outstanding as of June 30, 1996.

The Credit Agreement contains a number of covenants that, among other things, will restrict the ability of BarTech and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by BarTech and its subsidiaries, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, BarTech will be required to maintain a minimum Consolidated Interest Coverage Ratio (calculated net of withdrawals from the Interest Escrow Account and fees). The Credit Agreement also contains provision that will prohibit any modification of the Indenture in any manner adverse to the Lenders and that will limit BarTech's ability to refinance the Senior Secured Notes without the consent of such Lenders.

5. Financing Arrangements

BarTech had the following long-term debt obligations outstanding:


                                                            September   June 30,
                                                             30, 1995     1996
                                                            ---------   --------
Senior Secured Notes, $91,609, interest at
13 1/2% payable semi-annually on each April 1
and October 1, beginning October 1, 1996,
maturity date April 1, 2001                                  $     0     $91,609

Marine Midland Term Loan, interest at prime or
LIBOR, monthly principal payments of $93 beginning
November 1, 1995, maturity date October 1, 2004               10,000       9,258

Congress Term Loan I, interest at prime plus
1.75%, or Eurodollar plus 3.50%, monthly
principal payments of $69 beginning July 1, 1996,
Maturity date July 1, 2001                                     4,125           0

RDC Loan, interest at 7.75%, quarterly principal
payments of $18 beginning October 1, 1997, maturity
date July 1, 2004                                                500         500

Economic Development Partnership ("EDP I"), total
commitment of $6,000, interest at 3%, quarterly
principal payments of $118 beginning April 1,
1997, maturity date October 1, 2009                            6,000       6,000

Sunny Day Fund I ("SDF I"), total commitment of
$7,000, interest at 3%, quarterly principal
payments of $137 beginning April 1, 1997, maturity
date October 1, 2009                                           7,000       6,950

Community Development Block Grant Program ("CDBG"),
total commitment of $700, interest at 3%, quarterly
principal payments of $7 beginning July 1, 1998,
maturity date August 17, 2010                                    345         690

Economic Development Partnership ("EDP II"), total commitment of $5,600, interest at 3%, quarterly principal payments of $27 beginning July 1, 1998,

maturity date July 1, 2010                                     1,300       1,300

                                                             September  June 30,
                                                             30, 1995     1996
                                                            ----------  --------
Sunny Day fund II ("SDF II"), total commitment of
$6,000, interest at 3%, quarterly principal payments
of $429 beginning July 1, 1998, maturity date
October 1, 2001                                                 6,000          0

Housing and Urban Development 108 ("HUD") bond,
total commitment of $8,500, interest at 8.12%,
six payments ranging from $400 to $1,300 beginning
July 25, 1996, maturity date September 26, 2003                 5,000      8,000

Pennsylvania Industrial Development Authority Note
("PIDA "), total commitment of $4,000, interest at 2%,
quarterly principal and interest payments of $36 and
$41, maturity date October 1, 2009                              1,885      3,756

Bethlehem Subordinated Note, interest at 7%, annual
principal payments of $1,833 beginning October 1, 2000,
maturity date October 1, 2002                                   5,500      5,500

Business Infrastructure Development ("BID") Program,
total commitment of $2,650, interest at 3% paid
quarterly in arrears, beginning on the first day of the
month following the ninetieth day after such Loan is
made, principal paid in quarterly installments                      0      2,500

Enterprise Zone Competitive Program ("ECP"), total
commitment of $1,000, interest at 3% paid quarterly
in arrears, beginning on the first day of the
month following the ninetieth day after such Loan is
made, principal paid in quarterly installments                      0          0

Economic development Partnership ("EDP III"), total
commitment of $3,000, interest at 3%, quarterly
principal payment of $75, beginning July 1, 1998,
maturity date January 1, 2010                                       0      3,000

Industrial Revenue Bond ("IRB"), total commitment of $3,600, interest rate is calculated weekly, representing the minimum rate required to sell the bonds in a secondary market. Principal payments of $300 beginning on the first of December 2009 thru 2012, payments of $400

thru maturity date, December 1, 2018                                0      3,600
                                                             --------   --------

                                                             $ 47,655   $142,663

Less Original Issue Discount                                      990      7,360
                                                             --------   --------

                                                             $ 46,665   $135,303

Less Current Maturities                                         1,713      1,994
                                                             --------   --------

Total Long-Term Debt                                         $ 44,952   $133,309
                                                             ========   ========

BarTech incurred an extraordinary charge of $2,214 during the three months ended June 30, 1996 to reflect the recognition of premium and previously deferred charges resulting from the repayment of debt as part of the Recapitalization.

Senior Secured Notes

The Senior Secured Notes were issued on April 2,1996 in the amount of $91,609. Interest on the Notes will accrue at the rate of 13 1/2% per annum and will be payable semi-annually on each April 1 and October 1, commencing October 1, 1996, to the holders of record of Notes at the close of business on the March 15 and September 15 immediately preceding such interest payment date. $18,516 of net proceeds was placed into an Interest Escrow Account which will be used to make the interest payments due over the first 18 months.

The Senior Secured Notes are callable after three years, with the exception noted below, at the following redemption price:

                   Year                        Percentage
                   ----                        ----------
                   1999 ..................     106.750%
                   2000...................     103.375%

On or prior to April 1, 1999, BarTech may, at its option, redeem up to an aggregate of 35% of the principal amount of Senior Secured Notes at a redemption price equal to 113 1/2% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption; provided that not less than $55.0 million aggregate principal amount of Senior Secured Notes would remain outstanding immediately after giving effect to any such redemption.

The Senior Secured Notes are guaranteed (the "Guarantee") on a senior basis, jointly and severally, by all of BarTech's existing subsidiaries. The Senior Secured Notes and the Guarantees will initially be secured by liens on (i)

interests in certain real properties owned or leased by BarTech and the Guarantors on the Issue Date, (ii) interests in machinery and equipment owned on, or acquired after, the Issue Date by BarTech and the Guarantors located at such real properties, (iii) all of the Common Stock of BarTech outstanding on the Issue Date (which was pledged by non-recourse basis and will be subject to dilution for issuances of Common Stock subsequent to the Offering and release upon the occurrence of certain events), (iv) all of the outstanding capital stock of BarTech's existing subsidiaries, (v) certain contract and intellectual property rights of BarTech and the Guarantors, (vi) the Interest Escrow Account, and (vii) proceeds of the foregoing.

The Indenture contains certain restrictive covenants including (i) limitations on additional indebtedness, (ii) limitations on issuances and sales of preferred stock of certain subsidiaries, (iii) limitations on restricted payments, (iv) limitations on liens, (v) limitations on sale-leaseback transactions, (vi) limitations on payment restrictions affecting subsidiaries, (vii) limitations on the disposition of proceeds from asset sales, (viii) limitations on transactions with interested persons and (ix) limitations on designations of Unrestricted Subsidiaries (as defined). In addition, the Indenture limits the ability of BarTech and the Guarantors to consolidate, merge or sell all or substantially all of their assets. These covenants are subject to important exceptions and qualifications.

If BarTech has Excess Cash Flow for any fiscal year, BarTech will be required, subject to certain exceptions and limitations (including its ability to retain the first $10.0 million of Excess Cash Flow), to use 75% of such Excess Cash Flow to make an offer to purchase Senior Secured Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

5. Financing Arrangements - continued

Issued in connection with the Senior Secured Notes are warrants which entitle the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock, representing 10% of BarTech's outstanding common stock on a fully diluted basis immediately after giving effect to the consummation of the Recapitalization and certain other agreed to issuances of common stock.

The warrants can be exercised at a price of $0.01 per share of common stock on or after July 1, 1996 or earlier, subject to certain conditions. The warrants expire on April 1, 2001. The recording of these warrants created an original issue discount on the Senior Secured Notes.

6.  Inventories

The first in, first out ("FIFO") cost method is used to value inventories except for B&L which uses the last in, first out ("LIFO") method for it's domestic subsidiary, Bliss & Laughlin Steel Company ("BLSC"). Because the inventory value determination under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that point, interim LIFO determinations must necessarily be based upon management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and prices are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory adjustments.

Inventories include the following amounts:

                                   September 30, 1995              June 30, 1996
                                   ------------------              -------------
   Raw Material                                $1,000                     $5,945
   Work In Process                                  -                     18,198
   Finished Goods                                   -                     16,122
                                               ------                    -------
            Totals                             $1,000                    $40,265

Inventory carrying values exceed their tax basis by $2,734 at June 30, 1996 representing excess of replacement over LIFO as of the date of the acquisition of B&L.

The amount of inventory valued at LIFO at June 30, 1996 amounted to $22,949 and represented 57% of the total inventory.

7.  Earnings Per Share

The weighted average number of common and common equivalent shares used in the calculation of income (loss) per common share were 196,410 and 599,032 for the three months ended June 30, 1995 and 1996, respectively and 196,410 and 357,459 for the nine months ended June 30, 1995 and 1996, respectively. Warrants outstanding are excluded from the calculations because of their antidilutive effect.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BarTech acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod and Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem BRW Division ceased manufacturing operations in December 1992 and no historical results are presented for the Bethlehem BRW Division due to the noncomparability of BarTech's operations, management and cost structure. BarTech has developed and is implementing a two phase plan to modernize and expand its processes and equipment at the Johnstown facility to take advantage of proven steelmaking technologies. Phase One involves replacing the existing ingot based process with a continuous casting steelmaking process ("Phase One"). The installation of a combination bloom/billet continuous caster and related equipment is underway and is scheduled to be completed and commercial steelmaking at the Johnstown facility is scheduled to commence in the summer of 1996. Phase Two is designed to enable BarTech to produce products for the higher quality and larger size hot rolled engineered bar and semi-finished billet market segments ("Phase Two") and is scheduled to be completed by the end of 1997. Additionally, the rolling of semi-finished steel billets at the Lackawanna facility, which BarTech restarted in February 1996 continues. On April 2, 1996, BarTech consummated an amended merger agreement with B&L, a major independent cold finished processor of steel bars.

On April 2, 1996, BarTech consummated a Recapitalization which included the following:

o The issuance of $91.6 million in aggregate principal amount of 13 1/2% Senior Secured Notes due 2001 for proceeds of $90.0 million.

o The issuance of 536,829 shares of Class B Common Stock of BarTech in consideration of the $30.0 million Blackstone Investment, representing a 58.6% equity interest in BarTech on a fully diluted basis.

o The establishment of a new senior revolving Credit Agreement among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank (formerly Chemical
     Bank), as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90.0 million, of which a portion will be available in the form of letters of credit.

o The consummation of the B&L Acquisition and the payment of the aggregate purchase price of approximately $38.0 million.

o The repayment of the following indebtedness: (i) approximately $16.8 million aggregate principal amount of outstanding loans under B&L Revolving Credit Facilities; (ii) approximately $5.8 million aggregate principal amount of outstanding loans under the Existing BarTech Credit Facilities; and (iii) approximately $6.1 million aggregate principal amount of outstanding loans under the Master Agreement.

The following table sets forth a summary of the sources and uses of funds associated with the Recapitalization:

                               Sources                                   Amount
                               -------                                   ------
                                                           (dollars in millions)
     Issuance of the Senior Secured Notes                               $ 90.0
     Blackstone investment                                                30.0
                                                                        ------
         Total                                                          $120.0
                                                                        ======
                                Uses
                                ----
     Purchase price for the B&L acquisition                              $38.0
     Repayment of indebtedness (a)                                        27.4
     Pre-funding of phase two of the modernization and
         expansion plan (b)                                               20.0
     Funding of the interest escrow account                               18.5
     Fees and expenses of the Recapitalization                            16.1

                                                                        ------
         Total                                                          $120.0
                                                                        ======

     (a) In addition, approximately $1.3 million of indebtedness was repaid utilizing BarTech's available sources of liquidity.

     (b) Since April 2, 1996 such pre-funding moneys have been utilized to pay operational and capital expenses rather than drawing further on BarTech's revolving credit.

Results of Operations

   Overview

BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. BarTech expects to commence commercial steelmaking operations at the Johnstown facility in the summer of 1996. In fiscal 1996, BarTech will devote substantial efforts to re-enter the hot rolled engineered bar market and expects that its initial prices will be below those for the market generally, that its overall average product margins will initially reflect BarTech's re-entry into the lower quality segment of the market as BarTech seeks to pre-qualify its products and that it will experience initial inefficiencies resulting from low volume production levels. BarTech believes its liquidity position will be sufficient to execute and complete its modernization and expansion plan, restart the Johnstown facility, integrate the operations of BarTech and B&L, effect its hot rolled engineered bar market re-entry strategy and meet its other capital requirements, although there can be no assurance that BarTech will be able to do so. See "Liquidity and Capital Resources."

As the U.S. economy emerged from its recession in the early 1990's, the U.S. steel industry, including the cold finished steel bar market, experienced a significant resurgence in demand. B&L was able to obtain several price increases for its products without experiencing a commensurate increase in its cost of raw materials. As a result, B&L's gross margins improved throughout 1995. This trend toward higher gross margins has not continued during fiscal 1996 and management's view is that B&L's strong operating performance in fiscal 1995 may be reflective of the industry having been at or near the peak in the current business cycle. However, BarTech expects B&L to benefit from many operating synergies due to its vertical integration with BarTech, including B&L's ability to penetrate higher quality, higher margin market segments utilizing higher quality hot rolled engineered bar products from BarTech.

   Historical - Three months and nine months ended June 30, 1995 and 1996

The following discussion of results of operations for BarTech covers the three months and nine months ended June 30, 1995 and 1996. The results of B&L are included for the period from April 2, 1996 (date of acquisition) through June 30, 1996. However, management does not believe that such results are indicative of its future results of operations due to the absence of a BarTech operating history, the absence of an operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. Comparison of the 1996 consolidated results with the 1995 BarTech only results is limited based on the lack of comparable information for B&L for the 1995 periods presented.

BarTech recorded net sales of $39.4 million and $ 40.0 million for the three months and nine months ended June 30, 1996, respectively. This includes sales of hot rolled bar from the Lackawanna facility of $0.9 million, for the three months ended June 30, 1996 and sales of $1.5 million for the nine months ended June 30, 1996. Sales for B&L of $38.5 million were recorded for the period from April 2, 1996 (date of acquisition), through June 30, 1996.

During fiscal 1995 and the nine month period ended June 30, 1995, BarTech assembled its management team and undertook preparation for the start-up of commercial steel production at the Johnstown facility, which BarTech expects to commence in summer 1996. This included, among other things, the purchasing, engineering and commencement of the installation of a combination bloom/billet continuous caster, the development and installation of a management information system, negotiations with vendors, discussions and meetings with potential customers and the separation of utilities from Bethlehem. Costs for the portion of these activities that are not directly associated with capital projects have been charged to the operating expenses in the Statement of Income. Such costs primarily relate to salaries, utilities, insurance, real estate taxes and other administrative expenses.

Despite the inclusion of B&L operations for the three months ended June 30, 1996, BarTech continued to incur losses from operations as a result of its continued investment in organization and start-up activities.

Interest expense increased significantly as a result of the debt incurred in the Recapitalization.

The tax provision consists primarily of a provision for foreign taxes.

   Pro Forma - Three months and nine months ended June 30, 1995 and 1996

The following pro forma financial information gives effect to acquisition of B&L and the Recapitalization as if it had occurred on October 1, 1994. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that actually would have occurred had the acquisition of B&L and the Recapitalization been consummated on the dates indicated or the results that may occur or be obtained in the future.

                                                   Pro Forma
                                                   ---------
                                      Three Months            Nine Months
                                      ------------            -----------
                                   1995         1996         1995         1996
                                   ----         ----         ----         ----
Net Sales                     $  43,871    $  39,368    $ 131,912    $ 117,058
Income before extraordinary
  items                          (3,204)     (10,832)     (12,485)     (28,672)

Net Income                       (3,204)     (13,048)     (15,142)     (28,672)
Net Income (Loss) per common
  share                           (4.50)      (17.92)      (22.71)      (39.50)

Net sales for the three months and nine months ended June 30, 1996 includes sales of hot rolled steel bars from the Lackawanna facility of $0.9 million and $1.5 million, respectively. B&L sales decreased from $43.9 million to $38.5 million, or 12.3% for the three months ended June 30, 1995 and 1996 and from $131.9 million to $116.9 million, or 11.4% for the nine months ended June 30, 1995 and 1996 primarily as a result of decreased volume.

Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins decreased from 13.6% to 8.3% for the three months ended June 30, 1995 and 1996 and from 13.1% to 8.4% for the nine months ended June 30, 1995 and 1996, primarily due to lower volume.

Depreciation and amortization costs increased from $0.2 million to $0.9 million for the three months ended June 30, 1995 and 1996 and from $0.5 million to $1.3 million for the nine months ended June 30, 1995 and 1996, as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of B&L, as well as increasing depreciation of the BarTech facilities.

Selling, general and administrative expenses increased from $2.3 million to $3.9 million for the three months ended June 30, 1995 and 1996, primarily as a result of continued development of an administrative organization at Johnstown. Selling, general and administrative expenses decreased from $7.6 million to $5.7 million for the nine months ended June 30, 1995 and 1996. Selling, general and administrative expenses in 1995 reflected the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

Interest expense increased significantly as a result of the debt incurred in the Recapitalization.

The tax provision consists primarily of a provision for foreign taxes.

Liquidity and Capital Resources

BarTech's primary sources of liquidity consist of available excess cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of June 30, 1996, BarTech had approximately $28.1 million in available cash and cash equivalents, including $18.7 million in the Interest Escrow Account, and approximately $22.1 million available (based on the applicable borrowing base described below) under the Credit Agreement.

In connection with the Recapitalization, BarTech replaced the Existing Credit Facilities with the new Credit Agreement, which provides BarTech with a maximum of $90.0 million of revolving credit loan availability. Borrowings under the Credit Agreement will be available based upon a borrowing base not to exceed a specified percentage of the aggregate net book value of accounts receivable and inventory, which percentage shall be, subject to certain exceptions, 73.0% for the first 18-month period after the Issue Date, 71.4% and 69.0% for the two successive 12-month periods thereafter and 66.7% for the remainder of the term of the Credit Agreement. Borrowings under the Credit Agreement will bear interest based upon, at BarTech's option, a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to increase under certain circumstances. The Credit Agreement matures four years from the closing of the Offering, which was April 2, 1996.

BarTech has various financing arrangements in place in addition to the Credit Agreement that are committed to funding (i) its working capital and general corporate requirements during the commencement of operations at the Lackawanna facility, which began operating in February, 1996, and at the Johnstown facility, which is expected to commence in the summer of 1996, and (ii) Phase One of BarTech's modernization and expansion plan at the Johnstown facility. As of June 30, 1996, BarTech had an aggregate amount of approximately $142.7 million of outstanding indebtedness under these committed agreements.

Principal and interest installations required under the long-term debt obligations will be as follows for the three months ending September 30, 1996 and for the years ending September 30, 1997 and thereafter (dollars in thousands):


                                              Principal         Interest
                                              ---------         --------
           1996                                 $1,266             $772
           ...................................
           1997                                  2,449           15,173
           ...................................
           1998                                  3,883           14,967
           ...................................
           1999                                  4,273           14,727
           ...................................
           2000                                  4,385           13,866
           ...................................
           Thereafter                          119,047           16,626
                                               -------           ------
           ................................
                                              $135,303          $76,131
                                              ========          =======

BarTech's contract with Rokop to modify, install and start-up the combination bloom/billet continuous caster to be installed at the Johnstown facility as part of Phase One of BarTech's modernization and expansion plan requires Rokop to provide $7.2 million to finance a portion of the combination bloom/billet continuous caster project, of which $4.3 million is secured by liens on the Caster and $2.9 million is secured by a letter of credit under the Credit Agreement. The contract with Rokop provides that certain payments due to Rokop will be evidenced by three notes of BarTech in the aggregate amount of $7.2 million which become effective and will begin to accrue interest after the start-up of continuous casting operations. Such notes will be in principal amounts of $2.9 million, $1.0 million and $3.3 million, respectively, and the $1.0 million note and $0.3 of the $3.3 million note will mature upon the successful testing and start-up of the combination bloom/billet continuous caster. These notes may be prepaid at an approximate $2.0 million discount prior to December 31, 1996. BarTech intends to prepay the notes at such discount but not prior to the successful testing of the combination bloom/billet continuous caster.

See the footnote number 5 to the financial statements for a description of the terms of BarTech's indebtedness, including the interest rates due thereunder.

BarTech has commenced and is in the process of implementing Phase One of its modernization and expansion plan, which includes the acquisition, installation and implementation of the combination bloom/billet continuous caster and the installation of a new management information system. The total cost of the combination bloom/billet continuous caster installation during Phase One is anticipated to be approximately $31.0 million.

Phase Two of BarTech's modernization and expansion plan includes the installation of equipment to enable BarTech to have bloom processing and direct charged large sized bar finishing capability, including a new walking beam bloom reheat furnace, modifications to the existing billet mill, a new turnover cooling bed and a modification of the combination bloom/billet continuous caster equipment. BarTech is continuing to analyze all aspects of Phase Two and negotiate with vendors and contractors in order to complete Phase Two at the lowest possible cost. BarTech believes it has sufficient liquidity from all sources, to complete the modernization and expansion plan.

Any substantial delay in completing or a failure to complete Phase One of BarTech's modernization and expansion plan or, to a lesser extent, Phase Two of the plan, or the inability of BarTech to realize the anticipated benefits from the plan or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in implementation of the plan or substantial unanticipated costs associated with the implementation of the plan, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements during BarTech's start-up period. Given the Recapitalization, BarTech is highly leveraged. Restrictive covenants included in the Indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement and financing commitments to fund Phase One of its modernization and expansion plan, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure and working capital and general corporate requirements, although there can be no assurance with respect thereto.

As a result of a change of ownership resulting from the Blackstone Investment, BarTech's ability to use its $19.8 million of regular net operating loss carryforwards (as of September 30, 1995) for federal income tax purposes will be limited to an amount estimated at approximately $1.1 million per year.

There are no restrictions on the ability of B&L to transfer funds to BarTech.

Inflation

BarTech believes that inflation has not had a material effect on its results of operations.

New Accounting Pronouncements

In May, 1995 the Financial Accounting Standards Board issued SFAS No. 121:
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. BarTech does not believe that adoption of such statement will have a material effect on its financial statements.

                      BAR TECHNOLOGIES INC. AND SUBSIDIARY

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BAR TECHNOLOGIES INC.


Date:__________________     By:_______________________________
                                James R. Powers
                                Chief Executive Officer