Form 10-Q/A
period 1996-06-30
BAR TECHNOLOGIES INC
filed 1996-08-23
CIK 1013335

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

                                    Yes          No   X
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

In connection with the Recapitalization, the 66,600 shares of existing common stock of BarTech were reclassified into 196,410 shares of Class A Common Stock. As a result, the number of shares outstanding prior to the Recapitalization and earnings per share amounts were adjusted to reflect this reclassification of shares.

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


                              BAR TECHNOLOGIES INC.


Date:  August 23, 1996      By:    /s/ James R. Powers
     ------------------        -------------------------------
                                James R. Powers
                                Chief Executive Officer