Form 10-K
period 1996-08-31
BAR TECHNOLOGIES INC
filed 1996-12-31
CIK 1013335

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

                        Commission file number 333-04254

                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)
        Delaware                                      13-3753384
    (State or other                                  (IRS Employer
    jurisdiction of                                  Identification
    incorporation or                                     Number)
     organization)
                           227 Franklin Street,
                                 Suite 300
                            Johnstown, PA 15901
                           (Address of Principal
                            Executive Offices)
 Registrant's Telephone                             (814) 533-7200
         Number

                              Not Applicable
                           (Former name, former
                            address and fiscal
                          year, if changed since
                               last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
         None                              None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     .   No  X  .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001               196,410 shares
         par value                         outstanding @ September 30, 1996

Class B Common Stock, $0.001               536,829 shares
         par value                         outstanding @ September 30, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

                                  [None]

PART I

Item 1.   Business

General

         Bar Technologies Inc., a Delaware corporation ("BarTech" or the "Company"), produces and markets hot rolled engineered and cold finished steel bar products direct to the automotive, machinery, industrial equipment, and tool industries, and to cold finished bar producers, independent forgers and steel service centers.

         BarTech acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod & Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September, 1994.
The Bethlehem BRW Division was a leading manufacturer of high quality engineered bar, rod and wire products prior to its shutdown in December, 1992. In conjunction with the acquisition, the Company (i) negotiated a new five-year labor agreement which it believes provides significant cost advantages over its competitors and the historical labor costs of the Bethlehem BRW Division, (ii) developed and is implementing a major modernization and expansion plan that it expects will reduce its per ton operating costs significantly below Bethlehem's costs of operating the Bethlehem BRW Division. BarTech restarted the Lackawanna rolling mill facility in February, 1996 and began producing and shipping hot rolled bar products. BarTech commenced commercial steelmaking operations at the Johnstown steelmaking facility in August, 1996 in conjunction with the commissioning of its continuous caster.

         On April 2, 1996, the Company acquired (the "B&L Acquisition") Bliss & Laughlin Industries Inc. ("B&L"), the second largest processor of cold finished steel bar products in North America. The Company expects to realize a number of strategic benefits from the B&L Acquisition, including (i) providing BarTech with a wholly owned consumer of hot rolled engineered bar products, (ii) providing BarTech and B&L with an expanded breadth and scope of product offerings and opportunities for enhanced distribution of their products, and
(iii) providing B&L with a more reliable, long-term source of supply of engineered bar products that it expects will enable it to bid more effectively for new business.

Industry Overview

Hot Rolled Engineered Bar Market. The production of steel bar products is a segment of the overall steel market, of which the production of flat rolled products is the largest segment. The bar products segment is further divided into three main categories which are delineated by the quality and the end use of the bar products: (i) reinforcing bar, which products have the least restrictive applications of all bar products and are used mostly as reinforcement for concrete in building foundations, road beds and other construction applications, (ii) merchant quality bar, which products generally are used for small structural shapes, such as channels and angles, that are used mostly in light construction and steel fabrication applications, and (iii) hot rolled engineered bar, which is the highest quality segment of the bar products market.

         Hot rolled engineered bar products are carbon and alloy steel bars that are manufactured to meet rigorous end user requirements for surface quality, strength, hardenability, machinability, toughness and other engineering objectives, and specific practices must be followed in their production in order to meet these rigorous end user quality specifications. The production of hot rolled engineered bar products requires special manufacturing techniques and equipment, including processes such as ladle refining and vacuum degassing to eliminate internal impurities and surface defects, as well as specialized metallurgical knowledge and experienced processing personnel.

         The engineered bar products market is characterized by customers that further process bars into specific shapes utilizing two major types of processes: (i) "machining" the bar by removing metal from the bar to manufacture the end product and (ii) "forming" the bar through various hot and cold processes. Hot rolled engineered bar products generally are used in businesses such as the automotive, heavy equipment and industrial machinery industries for critical applications such as cam shafts, axles, roller bearings, hydraulic fittings, ordnance, valves and fittings, and wheel hubs and spindles, where product strength, integrity and durability are imperative considerations.

Cold Finished Bar Market. Cold finished bars are high quality processed steel bars used in machined and shafting products that require superior straightness, tolerance, finish and mechanical properties. Cold finished bars are processed from hot rolled bars, by a process that cleans (descales), draws and straightens the raw material and cuts it to specific lengths. There are five characteristics of cold finished bars that distinguish the product from other bar products: (i) a smooth and shiny surface or finish, (ii) uniform shape, with close size tolerance, (iii) mechanical properties, (iv) superior strength, and (v) machinability.

         The end users of cold finished bars incorporate them in a wide range of products used in a broad spectrum of the economy. These products are found in electrical and non-electrical machinery of all types and are used in the manufacture of automobiles, trucks, tractors, off-road vehicles and agricultural equipment.

Products

Hot Rolled Products. The Company produces various grades and sizes of finished hot rolled engineered bar products. The Company plans to specialize in the higher quality product end of the hot rolled engineered bar market. These products require special engineering and processing to meet complex and demanding customer specifications. The semi-finished billets produced by the Johnstown facility will be produced to specified chemical composition and quality.

         The Company's hot rolled engineered bar products are expected to include rounds, squares and hexagons in both cut lengths and coils. As a result of the completion of phase one ("Phase One") of the Company's modernization and expansion plan for the Johnstown facility, the Company has the capability of producing hot rolled engineered bar products up to 3 1/4" in diameter, which products are used in applications such as automotive suspension parts, large fasteners, hydraulic hose fittings, military ordnance such as projectiles, transmission gears, and forged hand tools.

Cold Finished Products. Cold finished bar products generally are classified by finish, with subclassifications based on shape and size. The Company believes that it offers one of the widest ranges of sizes and shapes in the cold finished bar industry. Its products include round bars from 3/16" to 6" in diameter, square bars from 1/4" to 6" square, flat bars from 3/8" to 4" thick and from 1" to 14 5/8" wide, and hexagonal bars from 1/4" to 4" thick. The four basic cold finishing processes are (i) cold drawn, (ii) turned and polished,
(iii) turned, ground and polished, and (iv) drawn, turned, ground and polished. Set forth below is a description of the cold finished bar processes utilized by the Company, along with the typical uses of cold finished bars produced in such processes:

PROCESS                                                  DESCRIPTION


Cold Drawn  . . . . . . . . . . . . .     Hot rolled bars that have been
                                          descaled by bombarding the surface
                                          with hardened steel shot ("shot
                                          blasting") are drawn (pulled) through
                                          a tungsten carbide die (which
                                          compresses the surface, elongates the
                                          bar and renders it smooth and shiny),
                                          straightened and cut to length.
                                          Typical uses of these bars include
                                          machining applications, automotive
                                          and appliance shafts, screw machine
                                          parts and machinery guides.

Turned and Polished . . . . . . . . .     Produced by removing the surface of
                                          hot rolled bars with a revolving
                                          cutting tool (the turning process),
                                          then rotating the turned bar through
                                          rollers that polish the surface and
                                          straighten the bar.  These bars
                                          typically are used in induction
                                          hardened parts and spline shafts.

Turned, Ground and Polished . . . . .     Produced in the same manner as turned
                                          and polished bars, with the addition
                                          of a grinding  process that yields
                                          very close tolerances.  These bars
                                          principally are used in precision
                                          shafting.

Drawn, Turned, Ground and Polished  .     Produced in the same manner as
                                          turned, ground and polished bars,
                                          with the addition of a drawing
                                          process to add physical strength and
                                          machinability. These bars typically
                                          are used in chrome-plated hydraulic
                                          cylinder shafts.

         The Company also thermally treats both hot rolled and cold finished bars. The Company's thermally treated steel products include stress relieved, carbon restored, normalized or annealed (lamellar-pearlitic or spheroidized) products, all of which offer high strength combined with machinability.

Modernization and Expansion Plan

         Historically, the Bethlehem BRW Division's Johnstown, Pennsylvania facilities were capable of producing high quality steel products, but used a low efficiency ingot based steelmaking process. The ingot process had many costly and labor intensive intermediate processing steps between the melting of scrap into liquid steel in the electric arc furnaces and the shipment of semi-finished billet products, including pouring of individual ingots, reheating and rolling of ingots into blooms, cropping and scarfing of blooms, rolling of blooms into billets, and inspection and conditioning of the majority of the semi-finished billets due to the inherent quality inconsistencies associated with the ingot process.

         The Company has developed a two phase plan to modernize and expand its processes and equipment at the Johnstown facility to take advantage of proven steelmaking technologies. Phase One of the Company's modernization and expansion plan involved replacing the existing ingot based process at the Johnstown facility with a continuous casting process. After the completion of Phase One, the Johnstown facility commenced steelmaking in August, 1996.

         The installation of the caster and related equipment will provide the Company with several advantages over the ingot based process, such as (i) improved product quality and consistency, (ii) higher overall process yields with less scrap generated in the manufacturing process, (iii) improved labor productivity through a significant reduction in crew sizes with the elimination of intermediate processes, (iv) lower energy costs with the elimination of equipment such as soaking pits and primary mills, (v) lower inventory levels due to a shorter lead time between receipt of purchase orders and shipments due to the more efficient continuous casting process, and (vi) expected increased market penetration due to customer preferences for continuous cast steel, which generally is a more consistent, uniform product in terms of its surface and internal properties. The continuous casting process consists of far fewer intermediate process steps than the ingot based process, as liquid steel is introduced directly into the caster molds and, after solidifying, the cast steel is automatically cut into individual lengths as required for further processing. The Company expects that the average time of the continuous casting process, from the melting of scrap metal to semi-finished billet products, will be several hours as compared with several days in the ingot based process.

         The Company plans to further broaden its product range in phase two ("Phase Two") of its modernization and expansion plan. The completion of Phase Two is expected to give the Company expanded bloom processing capability and increased hot rolled engineered bar product diversification and quality, in addition to providing additional production cost savings pursuant to process improvements.

         At the present time, management priorities are focused on the start-up operations, qualifications process and marketing the full capabilities of the continuous caster. New management has temporarily deferred Phase Two to review the capability of the existing caster to be converted to a bloom caster and also is studying the possibility of acquiring existing capacity and joint ventures or strategic alliances for developing existing or new capacity. Management continues to believe bloom cast product is a competitive necessity to achieve its long term profit objectives.

Sales and Marketing

         The Company's marketing strategy for its hot rolled products has been to initially target customers of engineered bar products used in less stringent applications and with little or no pre-qualification requirements in order to enable its facilities to operate efficiently with significant volumes as soon as possible after the Company's start-up of operations. This strategy is expected to initially result in lower margins. The Company then plans to selectively market higher quality, critical application hot rolled engineered bar products. Many customers in these targeted market segments require higher quality hot rolled engineered bar products for use in hot and cold metal forming operations, such as cold forge/extrusion, warm forge, hot forge and hot/cold coiling processes, rather than traditional machining processes.

         As part of its initial hot rolled product strategy, the Company restarted operations on a limited basis at the Lackawanna Facility on February 9, 1996, utilizing semi-finished billets from other steelmakers to produce and ship hot rolled bar products for the lower quality segment of the engineered bar market. The Company adopted this strategy in order to re-establish itself as a supplier in the hot rolled engineered bar market and, more importantly, to facilitate its transition into full steelmaking and bar rolling operations by not having simultaneous start-ups of its steelmaking and bar rolling facilities.

         In addition to its commercial production, the Company will produce trial heats of engineered bar products to be shipped to customers for testing and analysis in connection with pre-qualification of products in order to become an approved supplier for certain potential customers. The Company believes that the pre-qualification of hot rolled engineered bar products will generally take from three to twelve months depending on the products and customers the Company intends to pursue. The Company is also targeting accounts with longer pre-qualification requirements, such as the "Big Three" automotive producers, North American-based Japanese and European automotive original equipment manufacturers and their parts suppliers. The Company expects that its volume of shipments will gradually increase as the Company satisfies product pre-qualification requirements.

         The Company's cold finished bar products marketing efforts will continue to target the steel service center market segment, original equipment manufacturers and other selected regional market segments based on the location of its facilities. The Company estimates that over 40% of the annual United States market for cold finished bar products, based on information provided by AISI and the Cold Finished Steel Bar Institute, is for products purchased by steel service centers. Over 50% of B&L's net sales in fiscal 1996 were to steel service centers. The Company believes that its ability to produce a wide range of shapes, grades and sizes of cold finished bar products and the proximity of its facilities to major steel service center markets will allow the Company to continue to effectively serve this market segment. In particular, the Company's marketing of large round and flat cold finished bar products has allowed it to provide "one stop shopping" to many of its steel service center customers to complement its wide variety of smaller cold finished bar products. The Company also plans to continue to target large end user markets in selected regions, in order to further diversify its customer base and increase its share of the overall cold finished bar market.

         The Company believes that the B&L Acquisition will provide it with increased product diversification and an established distribution network, which will provide both BarTech and B&L with cross-selling and expanded marketing opportunities.

         The Company expects that its principal customers for hot rolled engineered bar products will be manufacturers in the machinery, automotive, industrial equipment and tool industries, and independent forgers and steel service centers. The other category of customers of BarTech further process engineered bar products, similar to B&L, by employing value-added processes that include cold drawing, cold heading, cold forging, hot forging and machining.

         The Company has direct sales representation in the major manufacturing centers in the Midwest and Great Lakes regions of the United States, including the Chicago, Detroit and Cleveland markets, and Canada. The Company believes that the majority of hot rolled and cold finished bar product consumption in North America is in these markets. The Company has and expects to utilize additional independent sales agents to cover the remaining areas of the United States and Canada in which it plans to market its cold finished bar. The Company also has customer service and sales personnel to staff the inside sales organization.

Distribution

         The Company's facilities are located to serve the majority of consumers of hot rolled and cold finished bar products in the United States and Canada. The Lackawanna facility and the Company's cold finishing facilities are located in or near major hot rolled and cold finished bar market areas in Ohio, Michigan, Illinois and Canada, and the Company has additional cold finished facilities located near the growing southeastern United States service center and original equipment automotive parts market areas. The proximity to these hot rolled and cold finished bar product consumers is expected to allow the Company to provide competitive rail and truck freight rates and flexible deliveries in order to satisfy just-in-time and other customer manufacturing requirements.

Raw Materials

Scrap Metal. The Company's major raw material for the manufacture of hot rolled products is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources and is purchased by the Company in the open market through a number of scrap brokers and dealers. The long term demand for scrap metal and its importance to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to or replacements of existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their raw materials. The market for scrap metal is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company believes that adequate supplies of scrap metal from numerous suppliers will continue to be available for the foreseeable future.

Semi-finished Billets. The Company restarted the production and shipment of hot rolled bar products from the Lackawanna facility in February, 1996, utilizing only semi-finished billets from other steelmakers until the commencement of steelmaking operations at the Johnstown facility. The Company has entered into agreements with several suppliers and expects that semi-finished billets will continue to be readily available for grades the Company chooses not to produce at the Johnstown facility.

Hot Bar. Approximately 30% of B&L's product is produced from hot rolled bar from outside sources in sizes outside of BarTech's current capability. These products include flats, large rounds, and rods. The Company anticipates that these products will continue to be readily available.

Energy

         Steelmaking and hot rolled steel manufacturing are energy intensive processes. The Company does not expect to experience difficulty in obtaining adequate sources of electricity and natural gas, which it uses as its primary sources of energy at the Lackawanna and Johnstown facilities. The Company has negotiated a non-binding memorandum of understanding with the major utility that will provide electricity to the Johnstown facility, at favorable economic development rates. The Lackawanna facility has received an allocation of hydropower-generated electricity that is expected to meet its entire demand at attractive rates. The Company has negotiated attractive transmission rates for its projected usage levels with the utility that provides natural gas to the Lackawanna facility, which uses gas fired furnaces to reheat billets for further processing.

         Cold finished manufacturing processes are not energy intensive. Total energy costs for B&L historically have been less than 2% of its cost of sales.

Competition

         The Company competes mainly on the basis of product quality, price, customer service, breadth of product offerings and delivery capability. Hot rolled engineered bar products are characterized by special chemistry and product quality requirements and cold finished bar products require precise processing. The Company expects that its low cost operating structure and distinct operating cost advantages over its primary competitors will allow it to compete effectively on pricing, and it plans to institute strict customer service guidelines to re-establish a reputation for quality service to complement its technological and high quality product capabilities. The Company believes that it has one of the widest selections of cold finished bar product grades and sizes in the industry, and the successful completion of its modernization and expansion plan will allow the Company to offer a wide selection of high quality hot rolled engineered bar products. The ability of the Company to respond quickly to customer orders will be critical as customers continue to reduce their in-plant inventories due to increased use of just-in-time and similar manufacturing strategies.

         The Company's primary hot rolled engineered bar products competitors can be divided into two general categories: primary competitors, which are large steelmakers such as Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company, Inland Steel Industries, Inc., and Stelco Inc., and, to a lesser extent, specialized mini-mills such as North Star Steel Company and Quanex Corporation (Mac Steel). Many of the large steelmakers have greater financial resources than the Company and utilize modern technologies similar to some of the equipment and processes currently in place or being implemented by the Company in its modernization and expansion plan.

         The North American market for cold finished bar products is very competitive and highly fragmented. The Company's primary United States competitors are large steel producers such as Republic and other diversified domestic corporations, many having substantially greater financial resources than the Company and some of which are a division or subsidiary of steel companies that also produce hot rolled products, including Nucor Corporation and Quanex Corporation. The Company's primary Canadian competitors are Union Drawn Steel Company and Laurel Steel Inc.

         Foreign competition is a significant factor in the North American engineered bar industry. Imports are substantially affected by fluctuations in the value of the U.S. dollar versus certain foreign currencies. If the U.S.

dollar were to strengthen significantly against foreign currencies, the price and sales volume of the Company's products could be adversely affected. There can be no assurance, however, that economic changes will not result in increased foreign competition in the Company's North American markets.

Patents, Trademarks and Trade Names

         The Company has the patents, trademarks and trade names necessary for the operation of its business as now conducted. The loss of any or all of these patents, trademarks and trade names would not have a material adverse effect on the Company's business.

Employees

         BarTech and the United States Steelworkers of America (the "USWA") have entered into a collective bargaining agreement relating to certain of BarTech's employees at the Lackawanna and Johnstown facilities. The agreement provides for a five-year term expiring in February, 2001. Wage and benefits provisions under the new collective bargaining agreement are fixed until expiration of the five-year term of the agreement and will be subject to further negotiations at that time.

         As part of the agreement, the Company agreed to establish an employee stock ownership plan (the "ESOP"). The Company also agreed that BarTech would contribute a minimum of 20% of the then outstanding Common Stock of BarTech to the ESOP (subject to dilution for events occurring subsequent to February, 1994, and is currently 5.4%) and granted to the USWA the power to appoint, and the USWA has appointed, two of the directors of BarTech.

         All production employees at B&L's Medina, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") that expires in October 1997. The production employees at B&L's Harvey, Illinois and Hamilton, Ontario, Canada plants are covered by separate collective bargaining agreements with the USWA that expire on November 30, 1998 and July 31, 1996, respectively. The production employees at B&L's Batavia, Illinois and Cartersville, Georgia facilities are not represented by a union.

         As of December 27, 1996, the Company had 864 employees. The Company believes that it has good relations with its employees.

Environmental Matters

         The domestic steel industry is subject to a broad range of Federal and State and local environmental laws and regulations including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and ground water contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. The Company has taken, and continues to take, into account the requirements of such environmental laws and regulations in the improvement, modernization expansion and start-up of its facilities and believes that it is currently in substantial compliance with such material laws and regulations.
As is the case with most steel producers, the Company could incur significant costs related to environmental compliance. To the extent the Company might incur any such compliance costs, these costs most likely would be incurred over a number of years; however, no assurance can be given that future regulatory actions regarding soil or ground water at the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's financial condition and results of operations.

         The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the BarTech Facilities caused or created by Bethlehem or its predecessors in title and attributable to the period in which the Bethlehem BRW Division or its predecessors operated such facilities through the Company's contractual arrangements with Bethlehem. Pursuant to such arrangements, Bethlehem has agreed to indemnify the Company for such costs by limiting the Company's potential exposure to any such damages incurred (i) through December 1996, to 50% of the first $2.0 million in damages, or $1.0 million, and (ii) thereafter, to 50% of the first $10.0 million of damages, or $5.0 million in the aggregate. Although several investigations of certain past or present environmental conditions at the BarTech Facilities have been conducted by or on behalf of Bethlehem and certain regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the BarTech Facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on behalf of the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

         Bethlehem is conducting remedial activities on a small portion of the Lackawanna Facility historically used for mill scale storage, which was identified by the U.S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued in August, 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remedial Work Plan for the former mill scale storage area it submitted to the EPA in September, 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

         In August, 1995, B&L received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, B&L shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, B&L has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either of these sites; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of these treatment sites, which operated for several years. While no assurances can be given, the Company does not believe that B&L's liability relating to these sites will have a material adverse effect on the Company's financial condition and results of operations.

         Various Federal and State and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such as materials are in acceptable condition at this time. The Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

         The Company has all necessary environmental permits to construct and operate the improvements that are a part of Phase One of its modernization and expansion plan. No action has been taken to date with respect to Phase Two of the plan. Environmental operating permits for the BarTech Facilities are currently in place in connection with start-up in accordance with applicable regulatory procedures.

         CDSC, B&L's Canadian subsidiary, is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. B&L believes it is currently in substantial compliance with all applicable material environmental laws and regulations and does not anticipate any substantial additional capital expenditures for environmental control facilities in the near future. However, there can be no assurance that the Company will not have a material adverse effect on the Company's financial condition and results of operations.

         Some of the steel processing operations presently conducted by BLSC commenced over 10 years ago by the predecessors of BLSC and included properties which over the years were sold by BLSC's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against B&L in the future based upon current property ownership of B&L and by historical operations by its predecessors. However, B&L has received an indemnification from the former owner and operator of such properties for certain environmental claims or liabilities relating to activities at B&L's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when BLSC succeeded to ownership of such properties, and for certain environmental claims or liabilities relating to properties that were sold by BLSC's predecessors.
There can be no assurance that such former owner and operator will meet its obligations under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

         While the Company believes that the foregoing environmental matters will not, individually or in the aggregate, have a material adverse impact on the Company's financial condition or results of operations, there can be no assurance to that effect.

Item 2.  Properties

         The Company owns all of the facilities listed below except the BarTech executive offices, which are leased:

BarTech Executive Offices. BarTech's executive offices are in Johnstown, Pennsylvania. The aggregate floor area of these facilities is approximately 7,550 square feet. The lease on these offices expires in September, 1997, by which time the Company will either have extended the current lease or relocated to adequate space at a rate similar to the current lease.

Johnstown Facility. The Johnstown facility, located at Johnstown, Pennsylvania and having an aggregate floor area of approximately 1.9 million square feet (including the Caster complex), consists principally of the following facilities: (i) a steelmaking complex consisting of two 180-ton ultra high powered electric arc melting furnaces, ladle metallurgy facilities, an R-H vacuum degasser and a process control computer, (ii) a five-strand continuous caster, and (iii) chemical and environmental labs.

Lackawanna Facility. The Lackawanna facility, located at Lackawanna, New York and having an aggregate floor area of approximately 1.1 million square feet, is a 13" bar mill with the following features: (i) 22 vertical/horizontal stands,
(ii) closed loop bar dimensional control providing the ability to roll to 1/4 standard size tolerance, (iii) interstand cooling, (iv) roll shop, and (v) mill and material handling equipment designed to produce coils up to 6,000 pounds, one of the heaviest coil weights in the industry.

Harvey Facility. The Company's cold finished processing plant at Harvey, Illinois has approximately 331,000 square feet of manufacturing, office and storage space and consists principally of the following facilities: (i) two roller hearth furnaces for thermal-treating bars, (ii) shotblasting equipment for descaling hot rolled bar surfaces, (iii) four drawbenches for cold drawing hot rolled bars (including a 650,000 pound drawbench, believed to be the largest in the industry) into numerous shapes and up to 6" in size, (iv) two mills for turn-finishing bar surfaces, and (v) 13 cold finished bar straightener/polishers. B&L's executive offices are also located at the Harvey Facility.

Batavia Facility. The Company's cold finished processing plant at Batavia, Illinois has approximately 61,000 square feet of manufacturing, office and storage space and consists principally of the following facilities: (i) shotblasting equipment for descaling hot rolled bar surfaces, (ii) four automatic coil-to-bar machines, which produce bars from hot rolled coil products including rounds from 1/4" to 1 5/8" in diameter and hexagons and squares from 1/4" to 1" thick, and (iii) one cold finished bar straightener/polisher.

Cartersville Facility. The Company's cold finished processing plant at Cartersville, Georgia has approximately 92,000 square feet of manufacturing, office and storage space and consists principally of the following facilities:
(i) shotblasting equipment for descaling hot rolled bar surfaces, (ii) two drawbenches for cold drawing hot rolled bars into rounds up to 4" in diameter, flats up to 6" in width and hexagons and squares up to 2 1/2" thick, (iii) one automatic coil-to-bar machine, which produces rounds up to 1 1/16" in diameter, and (iv) four cold finished bar straightener/polishers.

Hamilton Facility. The Company's cold finished processing plant at Hamilton, Ontario, Canada has approximately 135,000 square feet of manufacturing, office and storage space and consists principally of the following facilities: (i) two batch furnaces for thermal treating bars, (ii) shotblasting equipment for descaling hot rolled bar surfaces, (iii) two drawbenches for cold drawing hot rolled bars into rounds up to 4" in diameter, flats up to 6" in width and hexagons and squares up to 2 1/2" thick, (iv) two automatic coil-to-bar machines which produce rounds up to 1 1/16" in diameter, (v) two mills for turn-finishing bar surfaces, and (vi) five cold finished bar straightener/polishers.

Medina Facility. The Company's cold finished processing plant at Medina, Ohio has approximately 126,000 square feet of manufacturing, office and storage space and consists principally of the following facilities: (i) shotblasting equipment for descaling hot rolled bar surfaces, (ii) two drawbenches for cold drawing hot rolled bars into rounds up to 4" in diameter, flats up to 4" in width and hexagons and squares up to 2 1/2" thick, (iii) three automatic coil-to-bar machines which produce rounds up to 3/4" in diameter, and (iv) four cold finished bar straightener/polishers.

Item 3.  Legal Proceedings

         Bethlehem is conducting remedial activities on a small portion of the Lackawanna Facility historically used for mill scale storage, which was identified by the U.S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued in August, 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remedial Work Plan for the former mill scale storage area it submitted to the EPA in September, 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

         In August, 1995, B&L received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, B&L shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. These capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, B&L has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either of these sites; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of these treatment sites, which operated for several years. While no assurances can be given, the Company does not believe that B&L's liability relating to these sites will have a material adverse effect on the Company's financial condition and results of operations.

         Except as described hereunder, the Company is not involved in any other proceedings which, either individually or in the aggregate, may have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company has two classes of common equity: Class A Common Stock (the "Class A Common Stock") and Special Class B Common Stock (the "Class B

Common Stock" and, together with the Class A Common Stock, the "Common Stock"). There is currently no established public trading market for the Common Stock.

Item 6.  Selected Financial Data

                                            1994         1995          1996
             (Unaudited)                ----------   ----------    ----------
Net sales . . . . . . . . . . . . . .     $     -      $      -     $  77,163
Operating loss  . . . . . . . . . . .           -       (10,658)      (31,460)
Net loss  . . . . . . . . . . . . . .           -       (12,832)      (43,633)
Net loss per common share . . . . . .           -        (67.29)       (97.81)
Total assets  . . . . . . . . . . . .      46,849        46,001       200,979
Long-term debt  . . . . . . . . . . .      34,759        44,952       132,426
Redeemable preferred stock  . . . . .       5,500         5,500         5,500
Cash dividends declared per preferred
share . . . . . . . . . . . . . . . .           -           350           350


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         BarTech acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod and Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem BRW Division ceased manufacturing operations in December 1992 and no historical results are presented for the Bethlehem BRW Division due to the noncomparability of BarTech's operations, management and cost structure. BarTech restarted operations at the bar mill in Lackawanna, NY on February 9, 1996. Additionally, on August 22, 1996 the Company commissioned the continuous caster and restarted the melt shop in Johnstown, PA, completing Phase One of the Modernization and Expansion Plan.

         On April 2, 1996, BarTech consummated a Recapitalization and merger agreement which included the following:

-- The issuance of $91.6 million in aggregate principal amount of 13 1/2% Senior Secured Notes due 2001 for proceeds of approximately $90.0 million.

-- The issuance of 536,829 shares of Class B Common Stock of BarTech in consideration of the $30.0 million Blackstone investment, representing a 58.6% equity interest in BarTech on a fully diluted basis.

-- The establishment of a new senior revolving Credit Agreement among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank (formerly Chemical
    Bank), as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90.0 million, of which a portion will be available in the form of letters of credit.

-- The consummation of the B&L Acquisition and the payment of the aggregate purchase price of approximately $38.0 million.

-- The repayment of the following indebtedness: (i) approximately $16.8 million aggregate principal amount of outstanding loans under B&L revolving credit facilities; (ii) approximately $5.8 million aggregate principal amount of outstanding loans under the existing BarTech credit facilities;

    and (iii) approximately $6.1 million aggregate principal amount of outstanding loans under the Master Agreement.

Results of Operations

   Overview

         BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. BarTech has developed a two phase plan to modernize and expand its processes and equipment to take advantage of proven technologies. Phase One involved replacing the existing ingot based process with a continuous casting steelmaking process ("Phase One"). The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. Phase Two is designed to enable BarTech to produce products for the higher quality and larger size hot rolled engineered bar and semi-finished billet market segments ("Phase Two"). New management has temporarily deferred Phase Two to review the capability of the existing caster to be converted to a bloom caster and also is studying the possibility of acquiring existing capacity and joint ventures or strategic alliances for developing existing or new capacity. Management continues to believe bloom cast product is a competitive necessity to achieve it's long term goals.

         In fiscal 1997, BarTech will devote substantial efforts to re-enter the hot rolled engineered bar market and expects that its initial prices will continue to be below those for the market generally, that its overall average product margins will initially reflect BarTech's re-entry into the lower quality segment of the market as BarTech seeks to pre-qualify its products and that it will experience initial inefficiencies resulting from low volume production levels.

         Among BarTech's 1997 objectives are increasing casting production at the Johnstown facility to commercial levels and when appropriate increasing production at the Lackawanna facility by adding additional shifts. The Company has achieved progress toward these goals since September 30, 1996. For example, daily casting production through December 27, 1996 was 240% over September's performance and bar mill performance improved 173% from third quarter to fourth quarter.

         BarTech believes its liquidity position will be sufficient to execute and complete its modernization and expansion plan, integrate the operations of BarTech and B&L, effect its hot rolled engineered bar market re-entry strategy and meet its other capital requirements, although there can be no assurance that BarTech will be able to do so. See "Liquidity and Capital Resources."

   Historical - Fiscal Years ended September 30, 1995 and 1996

         The following discussion of results of operations for BarTech covers the fiscal years ended September 30, 1995 and 1996. The results of B&L are included for the period from April 2, 1996 (date of acquisition) through September 30, 1996. However, management does not believe that such results are indicative of its future results of operations due to the absence of a BarTech operating history, the absence of an operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. Comparison of the 1996 consolidated results with the 1995 BarTech only results is limited based on the lack of comparable information for B&L for the 1995 periods presented.

         BarTech recorded net sales of $77.2 million for the fiscal year ended September 30. This includes sales of hot rolled bar from the Lackawanna facility of $4.1 million for the fiscal year ended September 30, 1996. Sales for B&L of $73.1 million were recorded for the period from April 2, 1996 (date of acquisition), through September 30, 1996.

         During fiscal 1995 and 1996, BarTech undertook preparation for the start-up of commercial steel production at the Johnstown facility, at which BarTech commenced operations in August, 1996. This included, among other things, the purchasing, engineering and commencement of the installation of a continuous caster, negotiations with vendors, discussions and meetings with potential customers and the separation of utilities from Bethlehem. Costs for the portion of these activities that are not directly associated with capital projects have been charged to the operating expenses in the Statement of Income. Such costs primarily relate to salaries, utilities, insurance, real estate taxes and other administrative expenses.

         Despite the inclusion of B&L operations for the period from April 2, 1996 (date of acquisition), BarTech continued to incur losses from operations as a result of its continued investment in organization and start-up activities. As a result of the above factors, BarTech incurred a net loss from operations of $31.5 million for the year ending September 30, 1996.

         Net interest expense increased by $8.2 million as a result of debt incurred in the Recapitalization.

         The tax provision consists primarily of a provision for foreign taxes.

   Pro Forma - Fiscal years ended September 30, 1995 and 1996

         The following pro forma financial information gives effect to the Recapitalization as if it had occurred on October 1, 1994. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that actually would have occurred had the Recapitalization been consummated on the dates indicated or the results that may occur or be obtained in the future.

                                                Unaudited Pro Forma
                                                Information
                                                -----------------------------
                                                     1995             1996
                                                -------------   -------------
Net sales . . . . . . . . . . . . . . . . . .      $169,372        $ 154,265
Loss before extraordinary item  . . . . . . .       (18,150)         (47,716)
Net loss  . . . . . . . . . . . . . . . . . .       (20,807)         (52,298)
Net loss per common share . . . . . . . . . .       (107.90)         (117.07)


         Net sales for the fiscal year ended September 30, 1996 include sales of hot rolled steel bars from the Lackawanna facility of $4.1 million. B&L sales decreased from $169.4 million to $150.2 million, or 11.3% for the fiscal year ended September 30, 1995 and 1996 both primarily as a result of decreased volume.

         Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins decreased from 12.6% to 7.9% for the fiscal year ended September 30, 1995 and 1996, primarily due to lower volume.

         Depreciation and amortization costs increased from $2 million to $3.1 million for the fiscal years ended September 30, 1995 and 1996, primarily as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of B&L, as well as increasing depreciation of the BarTech facilities.

         Selling, general and administrative expenses decreased from $22.3 million to $21.0 million for the fiscal years ended September 30, 1995 and 1996. Selling, general and administrative expenses in 1995 reflected the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

         Interest expense increased from $17.0 to $19.3 as a result of debt incurred in the Recapitalization.

         The tax provision consists primarily of a provision for foreign taxes.

Liquidity and Capital Resources

         BarTech's primary sources of liquidity consist of available excess cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of September 30, 1996, BarTech had approximately $24.4 million in available cash and cash equivalents, including $18.9 million in the Interest Escrow Account, and approximately $42.0 million available (based on the applicable borrowing base described below) under the Credit Agreement.

         In connection with the Recapitalization, BarTech replaced its existing credit facilities with the new Credit Agreement, which provides BarTech with a maximum of $90.0 million of revolving credit loan availability. Borrowings under the Credit Agreement will be available based upon a borrowing base not to exceed a specified percentage of the aggregate net book value of accounts receivable and inventory, which percentage shall be, subject to certain exceptions, 73.0% for the first 18-month period after April 2, 1996, 71.4% and 69.0% for the two successive 12-month periods thereafter and 66.7% for the remainder of the term of the Credit Agreement. Borrowings under the Credit Agreement will bear interest based upon, at BarTech's option, a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to increase under certain circumstances. The Credit Agreement matures four years from the closing of the Offering, which was April 2, 1996.

         BarTech has various financing arrangements in place in addition to the Credit Agreement that are committed to funding (i) its working capital and general corporate requirements during the commencement of operations at the Lackawanna facility, which began operating in February, 1996, and at the Johnstown facility, which commenced in the August, 1996, and (ii) Phase One of BarTech's modernization and expansion plan at the Johnstown facility. As of September 30, 1996, BarTech had an aggregate amount of approximately $146.4 million of outstanding indebtedness under these committed agreements.

         Principal installments required under the long-term debt obligations will be as follows for the years ending September 30, 1997 and thereafter (dollars in thousands):

                                                                 Principal
                                                            -----------------
1997  . . . . . . . . . . . . . . . . . . . . . . . . . .        $   6,848
1998  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,882
1999  . . . . . . . . . . . . . . . . . . . . . . . . . .            4,267
2000  . . . . . . . . . . . . . . . . . . . . . . . . . .            4,382
2001  . . . . . . . . . . . . . . . . . . . . . . . . . .           97,887
Thereafter  . . . . . . . . . . . . . . . . . . . . . . .           29,093
                                                                 $ 146,359

         BarTech's contract with Rokop to modify, install and start-up the continuous caster to be installed at the Johnstown facility as part of Phase One of BarTech's modernization and expansion plan required Rokop to provide $7.2 million in notes to finance a portion of the project, of which $4.3 million was secured by liens on the caster and $2.9 million was secured by a letter of credit under the Credit Agreement. These notes were prepaid on November 25, 1996 for $5.2 million, which allowed BarTech to realize an approximate $2.0 million discount. No gain was recognized on the repayment as the notes had been recorded at the discounted amount.

         See Note 7 to the financial statements for a description of the terms of BarTech's indebtedness, including the interest rates due thereunder.

         BarTech has completed implementing Phase One of its modernization and expansion plan, which includes the acquisition, installation and implementation of the continuous caster. The total cost of the continuous caster installation during Phase One was approximately $30.0 million. BarTech is continuing to analyze all aspects of Phase Two. BarTech believes it has sufficient liquidity from all sources to complete the modernization and expansion plan.

         Since its formation, BarTech has incurred substantial losses as a result of the ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in completing or a failure to complete the start-up of its modernized facilities, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its fiscal 1997 plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement and financing commitments to fund its modernization and expansion plan, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

         As of September 30, 1996, BarTech had available for federal and state income tax purposes, net operating loss carryforwards from 1996 losses of approximately $24.0 million expiring in 2011. In addition, BarTech has prior year operating loss carryforwards which were limited as a result of the

Recapitalization. Such amount is estimated to be limited to approximately $1.1 million annually for the next fourteen years.

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


Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
BAR TECHNOLOGIES INC.:

         We have audited the accompanying consolidated balance sheet of Bar Technologies Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years ended September 30, 1996 and 1995 and the statements of stockholders' equity (deficit) and cash flows for the period from December 2, 1993 (inception) through September 30, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bar Technologies Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995, and its cash flows for the period from December 2, 1993 (inception) through September 30, 1994, in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   November 26, 1996

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND 1996

                             (Dollars in Thousands)

                    Assets                           1995             1996
Current Assets:
    Cash and cash equivalents . . . . . . . .      $  1,650        $   5,523
    Accounts receivable, less
             allowances of $0 and
             $549, respectively . . . . . . .           952           18,894
    Inventories . . . . . . . . . . . . . . .         1,000           45,658
    Prepaid expenses  . . . . . . . . . . . .           464            3,027
    Restricted interest escrow  . . . . . . .             -           12,344

             Total current assets . . . . . .         4,066           85,446

Property, Plant And Equipment:
    Land and improvements . . . . . . . . . .         1,071            2,781
    Buildings and improvements  . . . . . . .        12,258           22,102
    Machinery and equipment . . . . . . . . .        15,681           54,224
    Construction-in-progress  . . . . . . . .         9,210            1,903

             Total property, plant and
             equipment  . . . . . . . . . . .        38,220           81,010

    Accumulated depreciation  . . . . . . . .          (306)          (2,128)

             Net property, plant and equipment       37,914           78,882

Goodwill, net of accumulated amortization of
$0 and $163 . . . . . . . . . . . . . . . . .             -           12,697

Other Assets, including restricted debt
    service fund and restricted interest
    escrow of $1,550 and $8,061,
    respectively  . . . . . . . . . . . . . .         4,021           23,954

Total Assets  . . . . . . . . . . . . . . . .      $ 46,001        $ 200,979



        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND 1996

                  (Dollars in Thousands, Except Per Share Data)

Liabilities And Stockholders' Equity (Deficit)       1995             1996
---------------------------------------------   --------------  -------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . .       $   948        $  22,812
    Accrued interest  . . . . . . . . . . . .             -            7,016
    Other accrued liabilities . . . . . . . .         2,513           12,598
    Current maturities of long-term debt  . .         1,713            6,848
    Revolving credit facility . . . . . . . .             -           22,500

             Total current liabilities  . . .         5,174           71,774

Long-Term Debt  . . . . . . . . . . . . . . .        44,952          132,426

Other Long-Term Liabilities . . . . . . . . .             -            9,737

              Total liabilities   . . . . . .        50,126          213,937

Redeemable Stock:
    Series A Preferred Stock $0.001 par value-
                Authorized, 5,000 shares;
             Issued and outstanding, 1,100            5,500            5,500
             shares . . . . . . . . . . . . .

Stockholders' Equity (Deficit):
    Series B Preferred Stock $0.001 par value
             -
             Authorized, issued and
             outstanding, 1 share
    Class A common stock, $0.001 par value -
             Authorized, 1,000,000 shares;
             Issued and outstanding, 196,410               -               -
             and 207,012, shares, respectively
    Class B common stock, $0.001 par value-
             Authorized, 600,000 shares;
             Issued and outstanding, 0 and                -                1
             536,829, shares, respectively  .

    Additional paid-in capital  . . . . . . .         3,704           33,706
    Warrants outstanding  . . . . . . . . . .             -            5,119
    Retained deficit  . . . . . . . . . . . .       (13,217)         (57,235)
    Deferred compensation . . . . . . . . . .          (112)              --
    Cumulative translation adjustment . . . .             -              (49)

               Total stockholders' equity            (9,625)         (18,458)
              (deficit)   . . . . . . . . . .

Total Liabilities & Stockholders' Equity            $46,001        $ 200,979
    (Deficit) . . . . . . . . . . . . . . . .

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT)

   FOR THE PERIOD FROM DECEMBER 2, 1993 (INCEPTION) THROUGH SEPTEMBER 30, 1994

               AND FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

                  (Dollars in Thousands, Except Per Share Data)


                   ---------------- --------------------  ---------------

                      Series B            Series A            Class B
                   Preferred Stock      Common Stock       Common Stock                                           Cumula-
                                                                                        Warr-                     tive-     Stock-
                                                                            Addit-      ants    Re-     Deferr-   Transla-' holders
                   ---------------- --------------------  ----------------  ional       Out-    tained  ed Com-   tion Ad-  Equity
                                                                            Paid-In     stand-  Defi-   pensa-    just-    (Defi-
                    Shares   Amount    Shares     Amount    Shares   Amount Capital     ing     cit     tion      ment      cit)
                    ------- -------  --------   --------   -------  -------  -------  -------   -------  -------  --------  -------
Issuance of             1      $ -     196,410   $      -       -        $-   $3,536    $          $        $        $       $3,536
    common
    stock

Balance,                1        -     196,410          -       -         -    3,536        -        -         -        -     3,536
    September
    30, 1994

    Net loss            -        -           -          -       -         -       -         -  (12,832)        -        -  (12,832)
Dividends on            -        -           -          -       -         -       -         -     (385)        -        -     (385)
    series A
    preferred
    stock ($350
    per share)
Common stock            -        -           -          -       -         -     168         -        -      (168)       -        -
    grants
Amortization of         -        -           -          -       -         -       -         -        -        56        -       56
    deferred
    compensation

Balance,                1        -     196,410          -       -         -   3,704         -  (13,217)     (112)       -   (9,625)
    September
    30, 1995

    Net loss            -        -           -          -       -         -       -         -  (43,633)                 -  (43,633)
Dividends on            -        -           -          -       -         -       -         -     (385)                 -     (385)
    series A
    preferred
    stock ($350
    per share)
Amortization of         -        -           -          -       -         -       -         -        -        54        -       54
    deferred
    compensation
Issuance of common      -        -      10,602          - 536,829         1  30,002         -        -        58        -   30,061
    stock

Issuance of             -        -           -          -       -         -       -     5,119        -         -        -    5,119
    warrants

Current year            -        -           -          -       -         -       -         -        -         -      (49)     (49)
    translation
    adjustment

Balance,                1        $           -          207,012  $         -       $5,119 $(57,235)   -       $(49)       $(18,458)
September 30, 1996

The accompanying notes are an integral part of these statements.

BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE PERIOD FROM DECEMBER 2, 1993 (INCEPTION) THROUGH  SEPTEMBER 30, 1994

               AND FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

                             (Dollars in Thousands)


                                            1994         1995          1996

Cash flows from operating activities:
    Net loss                              $      -     $(12,832)     $(43,633)
    Adjustments to reconcile net loss
             to net cash used by
             operating activities-
             Depreciation and                    -          362         2,036
             amortization
             Extraordinary loss on               -            -         2,214
             early extinguishment of
             debt
             Accretion of original               -          165           633
             issue discount
             Amortization of deferred            -            -         1,396
             financing costs
             (Increase) decrease in            (20)        (932)          900
             accounts receivable
             (Increase) decrease in              -            -       (12,016)
             inventory
             (Increase) decrease in           (518)          53        (1,306)
             prepaid expenses
             (Increase) decrease in         (1,548)         414          (402)
             other assets
             Increase (decrease) in              -          756         5,473
             accounts payable
             Increase (decrease) in          1,968          546        12,150
             other current liabilities
             Increase (decrease) in              -            -            (4)
             deferred income taxes
             Increase (decrease) in              -            -           277
             other long-term
             liabilities
             Net cash flows used by           (118)     (11,468)      (32,282)
             operating activities

Cash flows from investing activities:
      Net capital expenditures             (32,854)      (9,210)      (21,300)
      Acquisition of B&L, net of cash            -            -       (41,028)
      Disposition of nonoperating                -        2,689             -
    assets
      Net cash flows used by investing     (32,854)      (6,521)      (62,328)
    activities

Cash flows from financing activities:

             Net receipts under                  -            -        22,500
             revolving credit
             agreement
             Issuance of debt               42,000       11,770       104,363
             Repayments of debt             (6,000)      (1,116)      (32,154)
             Proceeds from issuance of       3,536            -        30,003
             common stock
             Proceeds from issuance of           -            -         5,119
             warrants
             Proceeds from issuance of       5,500            -             -
             preferred stock
             Preferred stock dividends           -         (193)         (385)
             Deferred debt financing        (2,886)            -      (12,398)
             costs
             Deposit into bond                   -            -       (18,516)
             interest escrow
    Net cash flows provided by              42,150       10,461        98,532
    financing activities

Effect of exchange rates on cash                 -            -           (49)

Net increase (decrease) in cash and          9,178       (7,528)        3,873
    cash equivalents

Cash and cash equivalents, beginning             -        9,178         1,650
    of period

Cash and cash equivalents, end of         $  9,178     $  1,650      $  5,523
    period

Supplemental cash flow information:
    Interest paid                         $      -     $  2,328      $  2,976
    Income taxes paid                            -            -           622

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1996

             (Dollars in Thousands, Except Share and Per Share Data)



1.  BASIS OF PRESENTATION:

         For the year ended and as of September 30, 1996, the financial statements herein include the accounts of Bar Technologies Inc. ("BarTech") and its wholly owned subsidiary, Bliss & Laughlin Industries Inc. ("B&L"). Prior to April 2, 1996, the financial statements include only the accounts of BarTech.

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

2.  ORGANIZATION AND OPERATIONS:

         BarTech purchased certain assets of the former Bar Rod and Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in accordance with a Contribution Agreement (the "Contribution Agreement") dated December 23, 1993. The transaction closed on September 26, 1994. The assets are primarily being used to produce engineered steel products.

         The transaction was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their estimated fair values. The purchase price was approximately $26,500, which consisted of $15,500 in cash paid to Bethlehem, the issuance of $5,500 of preferred stock and a $5,500 note payable to Bethlehem. In addition, BarTech incurred transaction costs of $8,200 in completing the acquisition, and acquired inventory from Bethlehem for $1,000.

         BarTech did not assume past service cost for pension and retiree medical benefits arising from the operations of the Bethlehem BRW Division. In addition, pursuant to the Contribution Agreement between BarTech and Bethlehem, BarTech negotiated for the limitation of its liability for and the retention by Bethlehem of any environmental liabilities relating to Bethlehem's operations at the BarTech Facilities. Pursuant to the Contribution Agreement, Bethlehem has agreed to indemnify BarTech for environmental damages related to the Bethlehem BRW Division's operations as follows: (i) if such damages are incurred by BarTech prior to January 1, 1997, Bethlehem would pay 50% of the first $2,000 of damages and 100% of all damages in excess of $2,000; and (ii) if such damages are incurred by BarTech on or after January 1, 1997, Bethlehem would pay 50% of the first $10,000 of damages and 100% of all damages in excess of $10,000. Therefore, through December 1997, BarTech's liability for such damages is capped at $1,000 and is capped at $5,000 thereafter.

         The accounting principles for a purchase business transaction, as set forth in Accounting Principles Board Opinion No. 16 ("APB Opinion No. 16"), were used as a basis for certain purchase accounting adjustments. As a result, the purchase price, including transaction costs, has been allocated to property, plant and equipment based upon their fair market value at the date of acquisition.

         The transaction with Bethlehem was consummated on September 26, 1994. BarTech had no income statement activity prior to the acquisition and such activity was insignificant for the period from September 26, 1994, through September 30, 1994. Accordingly, no 1994 activity is disclosed in the financial statements, other than in the cash flow statement. During 1995, BarTech was engaged in activities directed towards the start-up of commercial steel production, which BarTech commenced in the first quarter of calendar 1996. These activities included the purchasing, engineering and installation of a continuous caster, negotiations with vendors, discussions and meetings with potential customers and separations of utilities from Bethlehem.

         On April 2, 1996, BarTech acquired B&L, a major independent cold finished processor of steel bars. (See Note 5)

         Since its formation, BarTech has incurred substantial losses as a result of the ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in completing or a failure to complete the start-up of its modernized facilities, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its fiscal 1997 plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement and financing commitments to fund its modernization and expansion plan, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

Principles of Consolidation

         The consolidated financial statements include the accounts of BarTech and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified, where necessary, to conform with the current year presentation.

Cash Equivalents

         BarTech considers all short-term investments with maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

         The restricted interest escrow consists of funds held in escrow for the benefit of senior noteholders sufficient to pay interest on the Senior Secured Notes due on the first three interest payment dates. (see Note 7)

         The amount included in other assets consists of the noncurrent portion of the restricted interest escrow and a debt service fund required by the Marine Midland Term Loan. (see Note 7)

Inventories

         Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

         Inventory costs include material, labor and overhead. The components of inventory at September 30, are as follows:


                                                     1995             1996

              Raw materials                         $1,000          $10,241
              Work-in-progress                          --           20,413
              Finished goods                            --           15,004

              Total Inventories                     $1,000          $45,658


Property, Plant and Equipment

         Property, plant and equipment is stated at cost. BarTech provides for depreciation on the straight-line method based upon the estimated useful lives of the assets. The estimated useful lives of assets are as follows:

Buildings and improvements                 40 years
Machinery and equipment                    7-20 years

         Expenditures for maintenance and repairs are charged against income as incurred. Significant expenditures for betterments are capitalized. Capital expenditures which are not able to be put into use immediately are included in construction-in-process. As these projects are completed, they are transferred to depreciable assets. Retirements and disposals are removed from the cost and accumulated depreciation accounts, with the gain or loss reflected in income.

Goodwill

         Goodwill represents the amount paid for B&L in excess of the fair market value of B&L's net assets. It is being amortized on a straight-line basis over 40 years.

         BarTech evaluates the recoverability of goodwill at each balance sheet date based on forecasted future operations and undiscounted cash flows and other subjective criteria. Management believes that the carrying amount of goodwill will be realized over its amortization period.

Other Assets

         Other assets consist of the following:

                                                         September 30,

                                                     1995            1996

Deferred financing costs, net of amortization                       $10,981
    of $415 and $1,366, respectively                $2,471
Restricted debt service fund (Note 7)                1,550            1,550
Restricted interest escrow (Note 7)                      -            6,511
Other                                                    -            4,912

Total other assets                                  $4,021          $23,954


Net Loss Per Share

         The weighted average number of common and common stock equivalent shares used in the calculation of net loss per common share were 196,410 and 450,023 for the years ended September 30, 1995 and 1996, respectively. Warrants and options outstanding are excluded from the calculations because of their antidilutive effect.

Income Taxes

         BarTech provides for deferred income tax differences that arise when items are reported for financial statement purposes in years different from those for income tax reporting purposes in the accompanying balance sheets in conformity with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Foreign Currency Translation

         The financial statements of B&L's Canadian subsidiary, Canadian Drawn Steel Company, Inc. ("CDSC"), are translated into U.S. currency under the guidelines set forth in Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. BarTech does not believe that adoption of this statement will have a material impact on its financial statements.

4.  THE RECAPITALIZATION:

         On April 2, 1996, BarTech consummated a Recapitalization which included the following:

-- The issuance of $91,609 in aggregate principal amount of 13-1/2% Senior Secured Notes due 2001 for proceeds of $90,000.

-- The issuance of 536,829 shares of Class B Common Stock of BarTech in consideration of $30,000 in cash provided by the Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates ("the Blackstone Investment"), representing a 58.6% equity interest in BarTech on a fully diluted basis.

-- The establishment of a new senior revolving credit agreement ("the Credit Agreement") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank (formerly Chemical Bank), as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit.

-- The consummation of the B&L Acquisition and the payment of the aggregate purchase price of approximately $38,000.

-- The repayment of the following indebtedness: (i) approximately $16,800 aggregate principal amount of outstanding loans under B&L Revolving Credit Facilities; (ii) approximately $5,800 aggregate principal amount of outstanding loans under the Existing BarTech Credit Facilities; and (iii) approximately $6,100 aggregate principal amount of outstanding loans under the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (the "Master Agreement").

5.  ACQUISITION OF B&L

         On April 2, 1996, BarTech consummated an amended merger agreement with B&L, a major independent cold finished processor of steel bars. BarTech acquired B&L for $9.50 per common share in cash for an aggregate equity purchase price of $37,980, plus the assumption of $3,600 of debt and the refinancing of $16,800 of debt. The terms of the merger agreement also provide that, under certain circumstances, holders of B&L common stock will receive additional consideration if BarTech sells all or substantially all of the stock or assets of B&L, or merges B&L into an unaffiliated third party within one year of the date of the merger agreement. BarTech financed the acquisition with part of the proceeds of the Recapitalization described in Note 4.

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

Current assets                                           $ 53,743
Property, plant and equipment                              21,468
Other assets                                                5,165
Goodwill                                                   12,860
Current liabilities                                       (38,142)
Long-term liabilities                                     (13,064)
Total                                                    $ 42,030

         The following unaudited pro forma financial information gives effect to the acquisition of B&L and the Recapitalization as if it had occurred on October 1, 1994. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.

         The information provided below includes a presentation required by APB Opinion No. 16, labeled "B&L Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional columns labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                       Unaudited Pro Forma Information

                                   "B&L Acquisition"     "Recapitalization"

                                   1995        1996       1995        1996

Net sales                         $169,372     $154,265   $169,372    $154,265
Loss before extraordinary item     (13,352)     (41,128)   (18,150)    (47,716)
Net loss                           (16,009)     (45,710)   (20,807)    (52,298)
Net loss per common share           (83.47)     (102.43)   (107.90)    (117.07)

         The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by BarTech's subsidiary B&L and its subsidiary CDSC. Each of the subsidiary guarantors is a wholly owned subsidiary of the Company. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

         The following is the condensed financial information of the subsidiary guarantors on a combined basis. The separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management has determined that they are not material to investors. The following information is as of September 30, 1996 and for the period from April 2, 1996, the B&L acquisition date, to September 30, 1996.

 Current assets                                            $52,082
 Noncurrent assets                                          39,871
 Current liabilities                                        41,117
 Noncurrent liabilities                                     13,209
 Net sales                                                  73,120
 Gross profit                                                5,118
 Operating income                                            3,165
 Net loss                                                   (4,414)

6.  REVOLVING CREDIT AGREEMENT:

         On April 2, 1996, the Credit Agreement with Chase Manhattan Bank (formerly Chemical Bank) became effective and represents a new senior revolving credit agreement (the "Revolver") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank, as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit. The Credit Agreement matures four years after the closing, which was April 2, 1996. The Credit Agreement is initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing, (ii) all of the Common Stock of BarTech outstanding on April 2, 1996, subject to dilution and release under certain circumstances, and (iii) all of the capital stock of each direct or indirect subsidiaries of BarTech. The pledges of capital stock referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to upward adjustment in certain circumstances.

         At of September 30, 1996, $22,500 of borrowings at varying interest rates ranging from 8.5% to 8.81% and $8,302 of irrevocable letters of credit were outstanding. BarTech had approximately $42,038 available under the Credit Agreement based on the applicable borrowing base.

         The Credit Agreement contains a number of covenants that, among other things, will restrict the ability of BarTech and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by BarTech and its subsidiaries, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, BarTech will be required to maintain a minimum Consolidated Interest Coverage Ratio (calculated net of withdrawals from the Interest Escrow Account and fees). The Credit Agreement also contains provisions that will prohibit any modification of the Indenture in any manner adverse to the Lenders and that will limit BarTech's ability to refinance the Senior Secured Notes without the consent of such Lenders.

7.  FINANCING ARRANGEMENTS:

BarTech had the following long-term debt obligations outstanding as of September 30:

                                                    1995             1996

Senior Secured Notes, $91,609, interest at
    13-1/2% payable semi-annually on each
    April 1 and October 1, beginning October
    1, 1996, maturity date April 1, 2001.         $    --           $91,609
Marine Midland Term Loan, interest at Prime
    or LIBOR, monthly principal payments of
    $93 beginning November 1, 1995, maturity
    date October 1, 2004.                          10,000             8,981

Congress Term Loan I, interest at Prime plus
    1.75%, or Eurodollar plus 3.50%, monthly
    principal payments of $69 beginning July
    1, 1996, maturity date June 1, 2001.            4,125                --
RDC Loan, interest at 7.75%, quarterly
    principal payments of $18 beginning
    October 1, 1997, maturity date July 1,
    2004.                                             500               500
Economic Development Partnership ("EDP I"),
    total commitment of $6,000, interest at
    3%, quarterly principal payments of $118
    beginning April 1, 1997, maturity date
    October 1, 2009.                                6,000             6,000
Sunny Day Fund I ("SDF I"), total commitment
    of $7,000, interest at 3%, quarterly
    principal payments of $137 beginning
    April 1, 1997, maturity date October 1,
    2009.                                           7,000             6,950
Community Development Block Grant Program
    ("CDBG"), total commitment of $700,
    interest at 3%, quarterly principal
    payments of $7 and $13 in 1995 and 1996,
    respectively, beginning July 1, 1998,
    maturity date July 1, 2010.                       345               690
Economic Development Partnership ("EDP II"),
    total commitment of $5,600, interest at
    3%, quarterly principal payments of $27
    beginning July 1, 1998 maturity date
    July 1, 2010.                                   1,300             1,300
Sunny Day Fund II ("SDF II"), total
    commitment of $6,000, interest at 3%,
    quarterly principal payments of $429
    beginning July 1, 1998, maturity date
    October 1, 2001.                                6,000                --
Housing and Urban Development 108 ("HUD")
    Bond, total commitment of $8,500,
    variable interest rates of 8.12% in 1995
    and ranging from 6.59% to 8.15% in 1996,
    eight payments ranging from $400 to
    $1,450 beginning October 1, 1996,
    maturity date September 26, 2003.               5,000             7,600
Pennsylvania Industrial Development
    Authority Note ("PIDA I"), total
    commitment of $2,000, interest at 2%,
    quarterly principal and interest
    payments of $39, maturity date October
    1, 2009.                                        1,885             1,797
Pennsylvania Industrial Development
    Authority Note ("PIDA II"), total
    commitment of $2,000, interest at 3%,
    quarterly principal and interest
    payments of $41, maturity date March 1,
    2011.                                              --             1,932
Bethlehem Subordinated Note, interest at 7%,
    annual principal payments of $1,833
    beginning October 1, 2000, maturity date
    September 26, 2002.                             5,500             5,500

Business Infrastructure Development ("BID")
    Program, total commitment of $2,650,
    interest at 3% paid quarterly in
    arrears, principal paid in quarterly
    installments of $51 beginning July 1,
    1998, maturity date July 1, 2010.                  --             2,500
Economic Development Partnership ("EDP
    III"), total commitment of $3,000,
    interest at 3%, quarterly principal and
    interest payments of $75, beginning July
    1, 1998, maturity date October 1, 2009.            --             3,000
Industrial Revenue Bond ("IRB"), total
    commitment of $3,600, interest rate is
    calculated weekly, representing the
    minimum rate required to sell the bonds
    in a secondary market.  Principal
    payments of $300 beginning on the first
    of December 2009 through 2012, payments
    of $400 through maturity date, December
    1, 2018.                                           --             3,600
Rokop Corporation, $7,200 original
    principal, interest at 6.5%, maturity
    beginning June 22, 1997, through
    November 22, 2000.                                 --             4,400
                                                   47,655           146,359
Less-Original issue discount                          990             7,085
                                                   46,665           139,274
Less-Current maturities                             1,713             6,848
Total Long-Term Debt                              $44,952           $
132,426

         BarTech incurred an extraordinary charge of $2,214 during the third quarter of fiscal 1996, to reflect the recognition of premium and previously deferred charges resulting from the repayment of debt as part of the Recapitalization.

Senior Secured Notes

         The Senior Secured Notes were issued on April 2, 1996, in the amount of $91,609. Interest on the Notes will accrue at the rate of 13-1/2% per annum and will be payable semi-annually on each April 1 and October 1, commencing October 1, 1996, to the holders of record of Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date. $18,516 of net proceeds was placed into a Restricted Interest Escrow Account which will be used to make the interest payments due over the first 18 months.

         The Senior Secured Notes are callable after three years, with the exception noted below, at the following redemption price:

 Year                                                       Percentage


 1999                                                        106.750%
 2000                                                        103.375

         On or prior to April 1, 1999, BarTech may, at its option, redeem up to an aggregate of 35% of the principal amount of Senior Secured Notes at a redemption price equal to 113-1/2% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption; provided that not less than $55,000 aggregate principal amount of Senior Secured Notes would remain outstanding immediately after giving effect to any such redemption.

         The Senior Secured Notes are guaranteed (the "Guarantee") on a senior basis, jointly and severally, by all of BarTech's existing subsidiaries. The Senior Secured Notes and the Guarantees will initially be secured by liens on
(i) interests in certain real properties owned or leased by BarTech and the Guarantors on the issue date, (ii) interests in machinery and equipment owned on, or acquired after, the issue date by BarTech and the Guarantors located at such real properties, (iii) all of the Common Stock of BarTech outstanding on the issue date (which was pledged on a nonrecourse basis and will be subject to dilution for issuances of Common Stock subsequent to the Offering and release upon the occurrence of certain events), (iv) all of the outstanding capital stock of BarTech's existing subsidiaries, (v) certain contract and intellectual property rights of BarTech and the Guarantors, (vi) the Interest Escrow Account, and (vii) proceeds of the foregoing.

         The Indenture contains certain restrictive covenants including (i) limitations on additional indebtedness, (ii) limitations on issuances and sales of preferred stock of certain subsidiaries, (iii) limitations on restricted payments, (iv) limitations on liens, (v) limitations on sale-leaseback transactions, (vi) limitations on payment restrictions affecting the subsidiaries, (vii) limitations on the disposition of proceeds from asset sales, (viii) limitations on transactions with interested persons and (ix) limitations on designations of Unrestricted Subsidiaries (as defined). In addition, the Indenture limits the ability of BarTech and the Guarantors to consolidate, merge or sell all or substantially all of their assets. These covenants are subject to important exceptions and qualifications.

         If BarTech has Excess Cash Flow for any fiscal year, BarTech will be required, subject to certain exceptions and limitations (including its ability to retain the first $10,000 of Excess Cash Flow), to use 75% of such Excess Cash Flow to make an offer to purchase Senior Secured Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

         Issued in connection with the Senior Secured Notes are warrants which entitle the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock, representing approximately 10% of BarTech's outstanding common stock on a fully diluted basis immediately after giving effect to the consummation of the Recapitalization and certain other agreed to issuances of common stock.

         The warrants can be exercised at a price of $0.01 per share of common stock on or after July 1, 1996. The warrants expire on April 1, 2001. The recording of these warrants created an original issue discount on the Senior Secured Notes.

Economic Development Financing

         In connection with the acquisition of the assets of the Bethlehem BRW Division and Phase One of its modernization and expansion plan, BarTech entered into loan agreements with lenders in Pennsylvania and New York to procure financing for the transaction.

         BarTech entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, BarTech entered into loan agreements with the Commonwealth, through its Department of Commerce ("Commerce") and Department of Community Affairs. The total amount committed to BarTech by the Commonwealth pursuant to the Master Agreement is $32,950. The loans have been or will be made through the Sunny Day Fund ("SDF"), the Johnstown Industrial Development Corporation ("JIDC"), the Pennsylvania Industrial Development Authority ("PIDA"), the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP"), the Community Development Block Grant Program ("CDBG") and the Enterprise Zone Competitive Program ("ECP"). (The loans governed by the Master Agreement are collectively referred to herein as the "Commonwealth Loans"). As of September 30, 1995 and 1996, approximately $22,530 and $18,669, respectively, in aggregate principal amount of Commonwealth Loans was outstanding.

New York

         JDA Guaranteed Marine Midland Term Loan--BarTech is party to a Loan and Use Agreement, dated September 21, 1994, with Marine Midland Bank ("Marine Midland") (the "Marine Midland Loan"), whereby Marine Midland loaned $10,000 to BarTech for use in connection with the acquisition of Lackawanna, Pennsylvania real estate from Bethlehem. The Marine Midland Loan is guaranteed by the New York Job Development Authority ("JDA"). The Marine Midland Loan is payable in equal monthly principal installments of $93 commencing on November 1, 1995, together with interest thereon, and matures on March 1, 2003. Interest on the Marine Midland Loan accrues at a rate based on a Prime Rate, or the LIBOR Rate, as selected by BarTech, which rate was 6.81% and 6.56% as of September 30, 1995 and 1996, respectively.

         RDC Loan--BarTech is party to a Loan Agreement with the Buffalo and Erie County Regional Development Corporation ("RDC") providing for a loan in the amount of $500 to be used by BarTech for working capital needs (the "RDC Loan"). The RDC Loan bears interest at a rate of 7.75% per annum until July 1, 1999, and at an adjustable rate thereafter. The RDC Note matures on July 1, 2004. The RDC Loan is secured by a Security Agreement which grants RDC a security interest in equipment, fixtures, inventory, accounts, chattel paper, document, instruments and general intangibles.

Bethlehem Subordinated Loan Agreement

         Pursuant to the terms of a Subordinated Loan Agreement, dated September 21, 1994, Bethlehem loaned to BarTech $5,500 (the "Bethlehem Loan"). The outstanding principal balance under the Bethlehem Loan is payable in three equal installments on the first day of October in each of 2000, 2001, and 2002 at a rate of 7% per annum and matures on October 1, 2002. The Bethlehem Loan is secured by a subordinated security interest in certain real and personal property of BarTech and any and all proceeds therefrom. The outstanding principal amount under the Bethlehem Loan has been reduced by an original issue discount.

Rokop Financing Commitment

         BarTech is party to an agreement dated July 19, 1995, with Rokop Corporation (the "Rokop Agreement"), whereby Rokop has agreed to modify and install for BarTech one five-strand continuous caster and perform the construction related thereto, for a total contract price of $19,875. Rokop agreed to make a financing commitment of $7,200 for this project. In connection with the Rokop Agreement, BarTech executed in advance and delivered three promissory notes. The Rokop notes were settled on November 25, 1996, satisfying the contract with Rokop and taking advantage of the pre-payment discount of approximately $2,000. No gain was recognized on the repayment as the notes had been recorded at the discounted amount.

         Principal installments required under the long-term debt obligations are summarized as follows for the year ended September 30:

   1997                                                    $  6,848
   1998                                                       3,882
   1999                                                       4,267
   2000                                                       4,382
   2001                                                      97,887
   Thereafter                                                29,093
                                                           $146,359

8.  PENSIONS:

         B&L maintains pension plans covering substantially all hourly employees of the Harvey, Illinois, and Media, Ohio, plants. Employees of the Batavia, Illinois and Cartersville, Georgia, plants are not covered. Benefits are based on years of service and employee's age at termination. CDSC maintains pension plans covering substantially all employees. Benefits for the salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the bargaining unit employees' plan are based on years of service. BarTech's policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

         The components of the net periodic pension cost for the period after April 2, 1996 are summarized as follows:

                                                             1996
                                                  ------------------------
Service cost                                                $  186
Interest cost on projected benefit obligations                 614
Actual return on plan assets                                  (896)
Net amortization (deferral)                                    188
Net periodic pension cost                                   $   92

         The following table set forth the plans' funded status and amount of prepaid (accrued) pension cost recognized in BarTech's consolidated balance sheet at September 30, 1996:

                                                             1996

                                                 Assets Exceed    Accumulated
                                                  Accumulated       Benefits
                                                   Benefits      Exceed Assets

Accumulated benefit obligation
    Vested                                          $14,242           $825
    Nonvested                                            71             99

    Total                                            14,313            924

Effect of projected future salary increases             820             23

Projected benefit obligation                         15,133            947
Plan assets, at fair market value                    17,449            919

Plan assets in excess of (less than) projected
    benefit obligation                                2,316            (28)
Unrecognized actuarial and investment losses           (299)          (100)

Prepaid (accrued) pension cost recognized in
    the consolidated balance sheet                  $ 2,017           $
    (128)

         For the B&L plans, the weighted average assumed discount rate used in determining the actuarial present value of projected benefit obligations was 7.75% in 1996 and the long-term anticipated rate of return was 8.5% in 1996. For the CDSC plans, the weighted average assumed discount rate was 8.5% in 1996 and the long-term anticipated rate of return was 8.5% in 1996. The assumed rate of increase in future compensation levels for determining the actuarial present value of projected benefit obligation for CDSC's salaried employees' plan was 6% in 1996. At September 30, 1996, the plan assets for all plans were invested in units of various trust funds administered by a trustee.

         In addition, BarTech and its subsidiaries maintain various defined contribution plans, including salary savings plans, profit sharing plans and a supplemental incentive compensation plan. Expense related to these plans was approximately $56 during 1996.

9.  OTHER POST EMPLOYMENT BENEFITS:

         B&L sponsors a post employment plan for health care and life insurance that covers most full-time employees. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from B&L after reaching age 55 with 10 or more years of service.

         BarTech follows the provisions of SFAS No. 106, "Employers' Accounting for Post Employment Benefits Other Than Pensions," which requires that the expected cost of post employment benefits be charged to expense during the years that the employees render service.

         The following table set forth the funded status of the plan, reconciled to the accrued post-employment benefit obligation recognized in the Company's consolidated balance sheet as of September 30, 1996:

                                                                    1996

Accumulated post-retirement benefit obligation
    ("APBO") -
             Retirees                                             $ 1,802
             Fully eligible active plan participants                2,049
             Other active plan participants                           827

Accrued post employment benefit obligation                        $ 4,678

         Net periodic post-employment benefit cost for the period after April 2, 1996 included the following components:

Service cost of benefit earned                                     $  66
Interest of APBO                                                     184

Net periodic post-employment benefit cost                          $ 250

         For measurement purposes, an 11% annual rate of increase in the per capital cost of covered health care claims was assumed for 1997; the rate was assumed to decrease by 1% per year to 6%, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-employment benefit obligation as of September 30, 1996, by approximately $600 and the aggregate of the service and interest cost components of net post-employment health care cost for the six month period then ended by $37. The weighted average discount rate used in determining the accumulated post-employment benefit obligation was 7.75%.

10.  INCOME TAXES:

         BarTech adheres to the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires financial statements to reflect deferred income taxes for the future tax consequences of events recognized in different years for financial reporting and tax reporting purposes.

The components of deferred income taxes as of September 30, 1995 and 1996, are as follows:

             Assets (Liabilities)                   1995             1996


Net operating loss carryforwards  . . . . . .      $ 7,751          $16,822
Post-employment benefits  . . . . . . . . . .            -            1,824
Property basis differences  . . . . . . . . .        3,946           (2,843)
Other, net  . . . . . . . . . . . . . . . . .            -              153

Less-Valuation Allowance  . . . . . . . . . .      (11,697)         (19,142)

Net deferred income taxes . . . . . . . . . .      $     -          $(3,186)

         The net deferred income tax balance is recorded in the balance sheet as prepaid expenses of $531, other assets of $1,214 offset by other-long term liabilities of $4,931.

         As of September 30, 1996, BarTech had available for federal and state income tax purposes, net operating loss carryforwards from 1996 losses of approximately $24,000 expiring in 2011. In addition, BarTech has prior year operating loss carryforwards which were limited as a result of the Recapitalization. Such amount is estimated to be limited to approximately $1,100 annually for the next fourteen years.

         The realization of the above tax benefits depends upon BarTech's ability to generate future taxable income. BarTech has established a valuation allowance to offset this deferred tax benefit.

         The fiscal 1996 income tax provision consists of currently payable foreign income taxes owed by CDSC, BarTech recorded a valuation allowance to offset the tax benefits of current year losses incurred by its domestic operations.


11.  COMMON AND PREFERRED STOCK:

         As part of the Recapitalization, the authorized capital stock of BarTech was amended and now consists of 1,000,000 shares of Class A Common Stock, 600,000 shares of Special Class B Common Stock and 5,000 shares of Series A Preferred Stock and one share of Series B Preferred Stock, each with a par value of $0.001 per share. The Special Class B Common Stock allows the holders to designate directors who will hold 50% of the voting power of the board of directors. The Special Class B Common Stock will also have certain rights in the event of a liquidation, dissolution or winding up of BarTech.

         In connection with the Recapitalization, the 66,600 shares of existing common stock of BarTech were converted into 196,410 shares of Class A Common Stock. As a result, the number of shares outstanding prior to the Recapitalization and earnings per share amounts were adjusted to reflect this reclassification of shares.

         On September 26, 1994, BarTech issued 1,100 shares of Series A cumulative Preferred Stock with a $0.001 par value to Bethlehem in connection with the Contribution Agreement. The shares were issued at $5,000 per share or $5,500 in total.

         In each year, the Series A Preferred Stock is entitled to receive, whether or not declared by the Board of Directors, cash dividends equal to $350 per share, which dividends are cumulative. In the event BarTech is liquidated, the holders of Series A Preferred Stock are entitled to a liquidation preference, prior to any payment on the Common Stock, of $5,000 per share plus any unpaid dividends. BarTech is required to redeem all shares of Series A Preferred Stock on the sixth anniversary of the date of original issuance of such shares (September 26, 2000) for a total of $5,000 per share plus all accrued or declared but unpaid dividends, and BarTech may, at its option, redeem shares of Series A Preferred Stock at an earlier date at the mandatory redemption price, plus accrued but unpaid dividends. Holders of Series A Preferred Stock do not generally vote on stockholders' matters. However, the consent or vote of 66-2/3% in voting power of the Series A Preferred Stock is required on certain matters, including the issuance of senior equity securities. The shares of Series A Preferred Stock are only transferable by a holder of Series A Preferred Stock to an affiliate of such holder or upon the prior written consent of BarTech. Upon redemption or repurchase by BarTech, shares of Series A Preferred Stock will not be reissued and will be canceled.

         One share of Series B Preferred Stock was issued to the union representing BarTech's Johnstown and Lackawanna facilities. The Series B Preferred Stock is not entitled to receive dividends and is nonredeemable. In the event that BarTech is liquidated, the holder of Series B Preferred Stock is to be entitled to a liquidation preference, after payment to the holders of the Series A Preferred Stock and prior to any payment on the Common Stock, of $100 per share. The Series B Preferred Stock does not generally vote on stockholder matters; however, the holder of Series B Preferred Stock has the right to nominate and elect two directors to the Board of Directors, and to remove such directors as provided in the Bylaws.


12.  STOCK PLANS:

         As part of its collective bargaining agreement, BarTech agreed to grant its employees a minimum of 20% equity interest in BarTech's common stock through one or more employee stock ownership plans ("ESOP") (subject to dilution for events occurring subsequent to February 1994). Following the Recapitalization, the ESOP's equity interest in BarTech's common stock has been reduced to 5.4%, on a fully diluted basis. The allocation methodology and timing has not yet been determined by the parties. Distributions will commence within a specified period of time after the end of the year in which a participant's employment terminates. The ESOP has not been established as of September 30, 1996.

         In the event that no public market exists for its common stock, BarTech will be obligated to repurchase the shares distributed to an employee under the ESOPs. The price of the shares shall be the price reflected in the most recent applicable valuation.

         Under Equity Award Agreements with certain executive employees, BarTech is committed to award common stock grants. Following the Recapitalization, the common stock grants to certain executive employees of BarTech represent approximately 1.2%, in the aggregate, of BarTech common stock, on a fully diluted basis. The value of these awards on the date of commitment was recorded as deferred compensation and was amortized over the terms of the employment agreements.

         During fiscal 1996, two executives were granted non-qualified options at a price of $55.89 per share, which approximates fair market value at the date of grant.

         Severance agreements were negotiated with certain former BarTech executives during fiscal 1996. A $2,900 charge is included in Selling, General and Administrative Expense for the year ended September 30, 1996 relating to such agreements.


13.  RELATED PARTY TRANSACTIONS:

         On September 21, 1994, BarTech entered a management agreement with Johnstown Advisors Corp. ("Advisors"). Advisors is owned by the principals of BRW Partners Inc., the general partner of BRW Steel Holdings LP, which owns approximately 21.6% of the common stock of BarTech, on a fully diluted basis. Under this agreement, Advisors provided certain management and financial services relating to the transition, modernization, and operations of BarTech. Advisors' management fee for its services were $500 per year plus out-of-pocket expenses. Pursuant to the Recapitalization, this agreement was terminated BarTech paid $500 and $0 to Advisors for the years ended September 30, 1995 and 1996, respectively.


14.  COMMITMENTS AND CONTINGENCIES

         BarTech, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. BarTech believes that any ultimate liability resulting from these actions will not have a material adverse affect on its financial position or results of operations.

         BarTech uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was $0 and $246 for the years ended September 30, 1995 and 1996, respectively. The minimum future lease payments under noncancellable operating leases at September 30, 1996 total $561.


15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents

         The carrying amount approximates fair value because of the short maturity of those investments.

Redeemable Preferred Stock

         It is not practicable to estimate the fair value of this preferred stock, which is not publicly traded.

Long-Term Debt

         The fair value of BarTech's long-term debt obligations are estimated based upon quoted market prices. For certain debt obligations involving fixed interest rates, it is not practicable to determine the fair values of these financial instruments.

         The estimated fair values of BarTech's financial instruments are as follows as of September 30, 1995 and 1996, respectively:

                                         1995                    1996

                                 Carrying      Fair      Carrying      Fair
                                  Amount      Value       Amount       Value


Cash and Cash equivalents . .    $  1,650    $ 1,650     $  5,523    $  5,523
Long-term debt for which it
is:
    Practicable to estimate
    fair value  . . . . . . .      24,135     24,135      107,105     107,105
    Not practicable to
    estimate fair value . . .      22,530         --      323,169          --
Redeemable preferred stock  .       5,550         --        5,500          --


16.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
                                                       1996

                                     First      Second      Third      Fourth
                                    Quarter    Quarter     Quarter    Quarter

Net sales . . . . . . . . . . .     $   --      $  588     $39,368    $37,207
Gross profit  . . . . . . . . .     (4,801)     (2,722)     (1,642)    (5,667)
Operating loss  . . . . . . . .     (4,801)     (4,853)     (6,387)   (15,419)
Net loss before extraordinary
loss  . . . . . . . . . . . . .     (5,516)     (5,999)    (10,832)   (19,073)
Extraordinary loss  . . . . . .         --          --       2,214         --
Net loss  . . . . . . . . . . .     (5,516)     (5,999)    (13,046)   (19,073)
Net loss per common share:
Prior to extraordinary loss . .     (28.57)     (31.03)     (18.24)    (25.88)
Extraordinary loss  . . . . . .         --          --        3.70         --
Net loss per share of common
stock . . . . . . . . . . . . .     (28.57)     (31.03)     (21.94)    (25.88)

                                                       1995

Net sales . . . . . . . . . . .     $   --      $   --     $    --    $    --
Gross profit  . . . . . . . . .         --          --          --         --
Operating loss  . . . . . . . .     (2,995)     (2,546)     (2,343)    (2,774)
Net loss  . . . . . . . . . . .     (3,410)     (3,241)     (2,906)    (3,275)
Net loss per share of common
stock . . . . . . . . . . . . .     (17.85)     (16.99)     (15.28)    (17.16)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS AND DIRECTORY

         The Company's executive officers and directors as of December 27, 1996 are as follows:

Name                              Age Position

Thomas N. Tyrrell . . . . . . .   51  President, Chief Executive Officer and
                                      Director of BarTech
Robert L. Meyer . . . . . . . .   47  Executive Vice President and Chief
                                      Operating Officer of BarTech
John G. Asimou  . . . . . . . .   51  Executive Vice President, Quality &
                                      Development
Ben L. Bishop, Jr.  . . . . . .   49  Vice President - Commercial
Frederick L. Deichert . . . . .   39  Vice President - Finance and Chief
                                      Financial Officer
Anthony J. Romanovich . . . . .   56  Senior Vice President of B&L
Kenneth R. Brotman(a)(b)  . . .   31  Secretary and Director of BarTech
David A. Stockman . . . . . . .   48  Class B Director of BarTech
Anthony Grillo  . . . . . . . .   41  Class B Director of BarTech
Robert B. McKeon(a)(b)  . . . .   41  Chairman and Director of BarTech
Thomas J. Campbell(a)(b)  . . .   37  Director of BarTech
Edward N. Ney(a)  . . . . . . .   70  Director of BarTech
Harold A. Poling  . . . . . . .   70  Director of BarTech
Daniel R. DeVos(b)  . . . . . .   53  Director of BarTech
Anthony Rainaldi  . . . . . . .   71  Director of BarTech
Buddy W. Davis(b) . . . . . . .   65  Director of BarTech


(a)  Member of Compensation Committee.
(b)  Member of Audit, Budget, and Finance Committees.

         Thomas N. Tyrrell has served as President and Chief Executive Officer of BarTech since August 26, 1996, and has served as a director of BarTech since December 11, 1996. From 1993 to 1996, Mr. Tyrrell served as Vice Chairman and Executive Vice President-Commercial of Birmingham Steel Corporation, a producer of steel bar, rod and wire. Mr. Tyrrell was the President and CEO of American Steel & Wire Corporation from 1986 to 1993 a producer of steel bar, rod and wire, when it was acquired by Birmingham Steel Corporation. From 1978 to 1986, Mr. Tyrrell was Vice President - Commercial of Raritan River Steel Company, a producer of steel rod. From 1967 to 1978, Mr. Tyrrell was employed by Bethlehem Steel Corporation, a fully integrated steel producer, in various sales and product development capacities.

         John G. Asimou has served as Executive Vice President of Technology & Development of BarTech since August 26, 1996. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was a Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various assignments for United States Steel Corporation, a fully integrated steel producer.

         Robert L. Meyer has served as Executive Vice President & Chief Operating Officer of BarTech since October 24, 1996. From 1994 to 1996, Mr. Meyer was President and Chief Operating Officer of Chase Brass & Copper, Inc., a producer of copper alloy rod. From 1993 to 1995, Mr. Meyer was Vice President & General Manager of the Precious Metals Products Division of Handy & Harmon, Inc., a manufacturer of metal products including automotive parts and wire and tubing products. From 1986 to 1993, Mr. Meyer was employed by American Steel & Wire Corporation as general manager of the company's rod mill and, from 1988 to 1993, as Vice President of Operations. From 1970-1986, Mr. Meyer was employed by United States Steel Corporation in various supervisory capacities.

         Ben L. Bishop, Jr. has served as Vice President - Commercial of Bar-Tech since December 16, 1996. From 1993 to 1996, Mr. Bishop was Vice President of Sales and Marketing for ARMCO, Inc., a fully integrated steel producer. From 1988 to 1992, Mr. Bishop was Chief Commercial Officer of Cyclops Industries' Empire Detroit Steel division, until its acquisition by ARMCO, Inc. From 1972 - 1988, Mr. Bishop held a variety of supervisory positions with Bethlehem Steel Corporation, including Manager of Sales & Marketing - Rod Products from 1986 to 1988.

         Frederick L. Deichert has served as Vice President - Finance and Chief Financial Officer since December 16, 1996. From September, 1996 to December, 1996, Mr. Deichert was a principal with Radel, Smith and Associates, a Northwest Ohio public accounting firm. From 1990 to September 1996, Mr. Deichert was Vice President - Finance and Chief Financial Officer of Chase Brass and Copper Company, Inc., and from 1990 to 1996, as Vice President and Secretary of Chase Brass Industries, Inc. From 1978 to 1990, Mr. Deichert was employed by Price Waterhouse in various capacities, including Senior Manager from 1987 to 1990.

         Anthony J. Romanovich became Senior Vice President of B&L and BLSC in October, 1989. Mr. Romanovich served as Vice President, Commercial of B&L from November, 1988 to October, 1989. From October, 1984 through September, 1989, Mr. Romanovich served as Vice President, Commercial, of BLSC. Since October, 1984, Mr. Romanovich has served as a director of BLSC, and he has been a director of B&L since November, 1988.

         Kenneth R. Brotman has served as Secretary and a director of BarTech since September, 1993. He has served as a partner of Veritas Capital Inc., a New York-based merchant banking and private equity investment firm, since its formation in 1992. Prior to that time, he was an associate at Bain Capital, a Boston-based leveraged buy-out firm and was a principal member of Wasserstein Perella Management Partners, Inc. a New York-based merchant banking fund, from 1988 to 1992. Mr. Brotman is also a director of HITCO Technologies Inc. and Colorado West Transportation Co.

         David A. Stockman was elected as a Class B Director of BarTech upon the consummation of the Recapitalization. He is a Senior Managing Director of The Blackstone Group L.P., with which he has been associated since 1988. Mr. Stockman is also a director of UCAR International Inc. and Co-Chairman of the board of directors of Collins & Aikman Corporation.

         Anthony Grillo was elected as a Class B Director of BarTech on December 11, 1996. He is a Senior Managing Director of The Blackstone Group L.P., with which he has been associated since 1991. Mr. Grillo is also a director of Littlefuse, Inc., Tracor, Inc., KDI-D/H Holdings, Inc., Joule, Inc., General Aquatics, Inc., and People's Choice TV Corp.

         Robert B. McKeon has served as Chairman and director of BarTech since September, 1993. He has served as President of Veritas Capital Inc., a New York-based merchant banking and private equity investment firm, since its formation in 1992. From 1990 to 1992, Mr. McKeon was Chairman and from 1988 to 1990 was President of Wasserstein Perella Management Partners, Inc., a New York-based merchant banking fund. Mr. McKeon was formerly Chairman of Maybelline Inc. from 1990 to 1992 and Co-Chairman and Co-Chief Executive Officer of Collins and Aikman Inc. from 1989 to 1992. Mr. McKeon also serves as Chairman of the Connecticut Health and Educational Facilities Authority, Chairman of HITCO Technologies Inc., and Chairman of H. Koch & Sons Inc.

         Thomas J. Campbell has served as a director of BarTech since September, 1993. He has served as a partner and is a director of Veritas Capital Inc., a New York-based merchant banking and private equity investment firm, since its formation in 1992. From 1988 to 1992, Mr. Campbell was Vice President of Wasserstein Perella Management Partners, Inc., a New York-based merchant banking fund. He also served as a director of Collins & Aikman Inc. from 1988 to 1992 and as a director of Maybelline Inc. from 1990 to 1992. Mr. Campbell is also a director of HITCO Technologies Inc.

         Edward N. Ney has served as a director of BarTech since December, 1994. He has served as the Chairman of the Board of Advisors of Burson-Marsteller since September 1, 1992 and on August 1, 1995 became the chairman of Marsteller Advertising. Prior to that time, Mr. Ney was U.S. ambassador to Canada from 1989 to 1992. Mr. Ney is also director of Mattel Inc., Barrack Gold and Power Financial Corporation.

         Harold A. Poling has served as a director of BarTech since December, 1994. He served as Chairman and Chief Executive Officer of Ford Motor Company from March, 1990 until October, 1993, when he retired. Mr. Poling is also a director of Chicago and North Western Transportation Co., Flint Ink Corp., Kellogg Company, LTV Steel Company, Inc. and Shell Oil Company.

         Daniel R. DeVos has served as a director of BarTech since December, 1994. He has served as the President and Chief Executive Officer of Concurrent Technologies Corporation since 1992. Mr. DeVos was President and Chief Executive Officer of Metalworking Technology, Inc. and National Defense Environmental Corporation from 1990 until such corporations were merged into Concurrent Technologies Corporation in 1992. He serves as the director representative of the Commonwealth of Pennsylvania. Mr. DeVos is also a director of United States National Bank, Johnstown, Pennsylvania.

         Anthony Rainaldi has served as a director of BarTech since April, 1995. From 1983 to 1994, Mr. Rainaldi was a District Director and Member of the International Executive Board of the USWA. He serves as a director representative of the USWA. Mr. Rainaldi is also a director of Sharpsville Quality Products.

         Buddy W. Davis has served as a director of BarTech since December, 1994. Mr. Davis was a District Director of the USWA from 1974 to April, 1993, when he retired. He serves as a director representative of the USWA.

Item 11.         Executive Compensation

Summary Compensation Table

         The following table sets forth for the fiscal years ended September 30, 1996 and 1995 the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers.

                                                                                                       All Other
          Name & Principal Position              Year             Salary ($)         Bonus ($)      Compensation ($)

Thomas N. Tyrrell                                1996                $35,950                               $300,483 <F1>
President & CEO                                  1995                    n/a               n/a                       n/a

James R. Powers                                  1996               $275,000          $105,000               $2,797 <F2>
Former President & CEO                           1995               $300,000          $150,000             $303,051 <F2>

John G. Asimou                                   1996                $18,585                               $135,124 <F1>
Vice President - Technology & Development        1995                    n/a               n/a                       n/a

Denny Bozic                                      1996               $225,000           $78,750               $3,051 <F2>
Former Executive Vice President & COO            1995               $225,000          $112,500             $228,051 <F2>

Birchel S. Brown                                 1996               $180,000                                 $3,051 <F2>
Former Senior Vice President, Operations &       1995               $180,000           $75,000              $58,051 <F2>
Quality

Anthony J. Romanovich                            1996               $145,000                                $10,512 <F3>
Senior Vice President, B&L and BLSC              1995               $145,000           $63,800              $14,257 <F3>

Richard B. Webb                                  1996               $122,750                                   $959 <F2>
Former Vice President, Sales & Marketing         1995                $28,750           $20,000              $27,385 <F2>

[FN]
<F1> The amounts set forth in this column for Messrs. Tyrrell and Asimou reflect amounts of annual premiums paid by BarTech under group term life insurance for such officers and one-time signing bonuses paid to such officers. The life insurance carries a maximum value of two times base salary for each officer and has no cash surrender value. Premiums paid by BarTech in fiscal 1996 for Messrs. Tyrrell and Asimou were $483 and $124, respectively. Messrs. Tyrrell and Asimou received signing bonuses of $300,000 and $135,000, respectively in September 1996.

<F2> The amounts set forth in this column for Messrs. Powers, Bozic, Brown and
     Webb reflect amounts of annual premiums paid by BarTech under group term life insurance for such officers and one-time signing bonuses paid to such officers. The life insurance carries a value computed as the lesser of (i) two times base salary or, (ii) $300,000, for each officer and has no cash surrender value. Premiums paid by BarTech in fiscal 1996 were $2,797 for Mr. Powers, $3,051 for each of Messrs. Bozic and Powers and $2,385 for
     Mr. Webb. Premiums paid in fiscal 1995 were $3,051 for each of Messrs. Powers, Bozic and Brown and $959 for Mr. Webb. Mr. Powers received a signing bonus of $300,000 which was paid in October 1994, Mr. Bozic's signing bonus of $225,000 was paid in November 1994. Mr. Brown's signing bonus of $55,000 was paid in two installments in November 1994 and April 1995. Mr. Webb's signing bonus of $25,000 was paid in July 1995.

<F3> The amounts set forth in this column for Mr. Romanovich pertain to the following: (i) Split Dollar Life Insurance Program. In 1988, BLSC entered into a Split Dollar Life Insurance Agreement with Mr. Parker and certain other executive officers and key employees of BLSC whereby the premiums on the corresponding insurance policies are paid by BLSC. The amounts set forth under this column for fiscal years 1996 and 1995 are $9,312 and 13,057. See "--Other Employee Benefit Programs--Split Dollar Life Insurance Program." (ii) Salary Savings Plan. B&L maintains a salary savings (401(k)) plan for all BLSC employees who are not covered by a collective bargaining agreement that serves as the pension plan for such employees. In fiscal years 1996 and 1995, B&L contributed $200 per participant plus 60% of the first $1,000 of a participant's contribution and 40% of the second $1,000 of the participant's contribution. During fiscal years 1996 and 1995, the Company contributed an aggregate of $1,200 each year to the account of Mr. Romanovich pursuant to this plan.
     Those amounts are included under this column.

Employment Agreements

Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert have entered into employment agreements with BarTech (the "Employment Agreements"), each of which contains substantially similar terms and conditions except with respect to salary provisions. The Employment Agreements will continue until September 30, 1999, and will be renewed for successive one year periods thereafter unless sooner terminated by Messrs. Tyrrell, Meyer or Asimou, as applicable, or BarTech. The base salaries of Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert currently in effect under these Employment Agreements are $350,000, $195,000, $180,000, $165,000 and $145,000, respectively, and each Employment
Agreement provides for an annual increase based on performance. Messrs. Tyrrell, Meyer and Asimou, Bishop and Deichert also are entitled to receive an annual bonus, which shall be at least $250,000, $150,000, $130,000, $90,000 and
$85,000, respectively, if certain financial targets are achieved by BarTech, and will be no less than $100,000, $90,000, $70,000, $55,000 and $55,000 respectively, for the fiscal years ending September 30, 1997 and September 30, 1998. In addition, each of the above mentioned executives are entitled to receive grants of nonqualified options to purchase the common stock of BarTech, as well as certain other benefits as provided in their respective Employment Agreements.

         Mr. Powers' employment with BarTech terminated on August 30, 1996. Pursuant to a letter agreement dated September 3, 1996, Mr. Powers received lump-sum severance and bonus payments in the amount of $75,000 and $105,000, respectively. Mr. Powers' $300,000 annual base salary and medical benefits will continue through October 1, 1997, he will be reimbursed for reasonable relocation costs, and he received 1,091 shares of common stock of BarTech.

         Mr. Bozic entered into an employment agreement with BarTech, which continued until November 1, 1996. Mr. Bozic resigned from his position as Executive Vice President and Chief Operating Officer of BarTech on November 1, 1996, and presently is serving as Senior Vice President - Special Projects with remuneration of $15,000 per month. Pursuant to a severance payment provision in Mr. Bozic's former employment agreement, Mr. Bozic is to be paid $303,750 over a period of twelve months, which payment is being reduced in the amount of $6,667 for each month that Mr. Bozic is employed as the Senior Vice President -

Special Projects. Further, under the severance terms, Mr. Bozic will receive medical benefits over the twelve month period, and will be reimbursed for reasonable relocation costs.

         Mr. Romanovich is a party to an employment agreement with B&L (the B&L Employment Agreement). The initial term of the B&L Employment Agreement continued until December 31, 1994, at which time his employment was automatically continued until such time as it may be terminated in accordance with the terms of his B&L Employment Agreement. The B&L Employment Agreement included, among other things, customary confidentiality and non-compete provisions and certain severance payment provisions which become applicable upon a "Change in Control," as defined in the B&L Employment Agreement.

         The consummation of the B&L Acquisition constituted a Change in Control under the B&L Employment Agreement. Pursuant to the B&L Employment Agreement and certain letter agreements, upon the Change in Control, Mr. Romanovich was entitled to terminate his employment on or before January 3, 1997 and, upon such termination, receive severance payments in an amount equal to three times his then annual compensation in one lump sum. Based on Mr. Romanovich's current annual base salary, the aggregate amount of such payments is currently estimated (without giving effect to any reduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended
(the "Code")) to be approximately $435,000 plus, in each case, the highest amount that Mr. Romanovich would be entitled to receive as an annual bonus payment under B&L's Supplemental Incentive Compensation Plan. Notwithstanding such provisions, the employment agreement provides that in no event shall Mr. Romanovich, as a consequence of a termination upon a change in control, be entitled to receive amounts of compensation in excess of certain limits relating to Section 280G.

         Mr. Romanovich has terminated his employment with BarTech effective December 31, 1997, and entered into a consulting agreement with BarTech for a twelve month term commencing January 1, 1997 (the Initial Term) and renewable quarterly thereafter upon the mutual agreement of the parties. During the first four months of the Initial Term, Mr, Romanovich will receive monthly payments of $12,500; thereafter, he will receive $1,000 per month and $500 per day for services rendered and approved by BarTech. Further, under the terms of the agreement, Mr. Romanovich will also receive medical, life insurance and long term disability insurance benefits equal to those offered under existing group plans.

         Mr. Webb's employment with BarTech terminated on September 30, 1996. Pursuant to a letter agreement, Mr. Webb received a lump-sum severance payment in the amount of $72,000 and his medical benefits will continue through March 31, 1997.

Directors' Compensation and Consulting Arrangements

         For fiscal 1996, each non-employee director of BarTech received, as compensation for serving on the board of directors of BarTech, $25,000, plus reimbursement of reasonable out-of-pocket expenses.

Other Employee Benefit Programs

         Profit Sharing Program. In 1987, B&L established a Profit Sharing Program (the "B&L Profit Sharing Program") for all non-bargaining unit employees. The terms of the B&L Profit Sharing Program are determined on an annual basis by the board of directors of B&L, which administers the B&L Profit

Sharing Program. Provisions under this program in fiscal years 1996, 1995 and 1994, respectively for Mr. Romanovich were $0, $16,675, and $15,008.

         Salary Savings Plan. B&L maintains a salary savings plan for all BLSC employees who are not covered by a collective bargaining agreement. The salary savings plan is a 401(k) plan that serves as the pension plan for such B&L employees. During fiscal 1995 and fiscal 1994, B&L contributed $200 per participant plus 60% of the first $1,000 of a participant's contribution and 40% of the second $1,000 of the participant's contribution. During fiscal 1993, B&L contributed $100 per participant plus 50% of the first $1,000 of a participant's contribution and 25% of the second $1,000 of a participant's contribution. During fiscal years 1996, 1995 and 1994, respectively, B&L contributed an aggregate of $1,200 in each year to the account of Mr. Romanovich.

         Split-Dollar Life Insurance Program. In 1988, BLSC entered into a
Split Dollar Life Insurance Agreement with Mr. Romanovich and certain other officers and key employees of BLSC whereby the premiums on the corresponding insurance policies are paid by BLSC. Under the agreement, such persons have each executed a collateral assignment of their policies. BLSC, as assignee, is entitled to recover the aggregate premium payments it made through any combination of (i) borrowing against the policies, (ii) the cash surrender value of the policies if the policies should be surrendered, and (iii) payment in the event of the insured's death. In the summary compensation table set forth above, amounts in the "All Other Compensation" column include totals of (i) the amount of the total annual premium paid by B&L for such policies representing the economic benefit to the officer for term insurance death benefit coverage (reportable as taxable income) and (ii) the projected actuarial value of the benefit provided by the remainder of the premium paid by B&L using an interest-free term loan approach to measure the benefit received annually by the officer for the use of the money B&L provides in paying the premium. The amounts included in fiscal years 1996, 1995 and 1994, respectively, Mr. Romanovich were $9,312, $13,057, and $14,939.

         Supplemental Incentive Compensation Plan. Approximately 28 key management employees of B&L, including all executive officers of B&L, participate in B&L's Supplemental Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan provides for payment of cash awards depending upon, among other factors, the degree to which certain specified income levels have been attained during B&L's fiscal year. Payments made pursuant to the Incentive Plan in fiscal years 1996, 1995 and 1994, for Mr. Romanovich were $0, $41,688, and $37,519.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         The table below sets forth certain information concerning the beneficial ownership of BarTech Common Stock by (i) all persons known by BarTech to own beneficially more than 5% of BarTech Common Stock, (ii) each director, (iii) each of the named executive officers and (iv) all directors and named executive officers as a group. Shares beneficially owned by the Blackstone entities consist entirely of Class B Common Stock. All other shares of Common Stock consist of shares of Class A Common Stock.

Beneficial Owner                                          Shares    Ownership %
Blackstone Management Associates II L.L. C. (a)          536,829          59.2%
(b) (c)
BRW Partners Inc. (a) (d) (e)                            196,410          21.6%

ESOP (f)                                                  49,102           5.4%
Thomas N. Tyrrell (g)                                          0           0.0%
John G. Asimou (g)                                             0           0.0%
James R. Powers                                            3,273           0.4%
Denny Bozic                                                4,886           0.5%
Birchel S. Brown                                           2,443           0.3%
Anthony J. Romanovich                                          0           0.0%
David A. Stockman (c)                                          0           0.0%
Anthony Grillo (c)                                             0           0.0%
Kenneth R. Brotman (e)                                   196,410          21.6%
Robert B. McKeon (e)                                     196,410          21.6%
Thomas J. Campbell (e)                                   196,410          21.6%
Edward N. Ney                                                  0           0.0%
Harold A. Poling                                               0           0.0%
Daniel R. DeVos                                                0           0.0%
Anthony Rainaldi                                               0           0.0%
Buddy W. Davis                                                 0           0.0%
All directors and named executive officers as a          207,012          22.8%
group (h)



(a) The Blackstone Investment was made indirectly through BRW Steel Holdings L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connection with the acquisition of the BRW Assets from Bethlehem ("BRWSH"), and BRW Steel Offshore Holdings L.P., a Delaware limited partnership newly organized by Blackstone and persons associated with Veritas in connection with the Recapitalization ("Offshore BRWSH"; together with BRWSH, the "Partnerships"), whereby the Partnerships became the direct holders of all newly issued shares of Class B Common Stock and all shares of Class A Common Stock previously held solely by BRWSH. After the Blackstone Investment, both Blackstone and BRW Partners, Inc. ("BRWPI"), a corporation controlled by principals of Veritas, hold partnership interests in each Partnership. The limited partnership agreement of BRWSH was amended to provide, and the limited partnership agreement of Offshore BRWSH provides, for certain sharing arrangements between Blackstone, on the one hand, and BRWPI and the current limited partners of BRWSH, on the other hand, with respect to proceeds from the sale of the Common Stock held by such Partnerships. Such limited partnership agreements also provide that, subject to the Stockholders" Agreement, Blackstone will exercise all voting and dispositive power with respect to the Class B Common Stock held by the Partnerships and BRWPI will exercise all voting and dispositive power with respect to the Class A Common Stock held by the Partnerships.

(b) Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such 536,829 shares. Of such shares, approximately 385,177 shares, 113,697 shares and 37,955 shares, respectively, are held by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.

(c) Messrs. Stockman and Grillo are affiliated with Blackstone in the capacities described under "Management." Their address is c/o The

     Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Such individuals disclaim beneficial ownership of any shares of Common Stock beneficially owned by Blackstone.

(d) BRWPI is one of the two general partners of the Partnerships and exercises voting and dispositive power with respect to the 196,410 shares of Class A Common Stock.

(e) BRWPI is owned by Robert B. McKeon, Thomas J. Campbell and Kenneth R. Brotman, all of whom are principals of Veritas and are directors of BarTech. Pursuant to the organizational documents of BRWPI, all material actions to be taken by BRWPI as a general partner of BRWSH require the approval of Mr. McKeon and either of Mr. Campbell or Mr. Brotman. BRWPI's address is c/o Veritas Capital Inc., 10 East 50th Street, New York, New York 10022. Messrs. McKeon, Campbell and Brotman each are considered to have beneficial ownership of all of the shares included in the table above beneficially owned by BRWPI due to their control of BRWPI.

(f) Pursuant to the collective bargaining agreement with the USWA, the ESOP is entitled to receive 49,102 shares of Class A Common Stock (which represented 20% of the outstanding Common Stock if issued on the date of such collective bargaining agreement).

(g) Pursuant to various agreements with Messrs. Tyrrell and Asimou, the Company intends to issue, subject to certain conditions, shares of Class A Common Stock representing approximately 1.75% and 0.75%, respectively, of the outstanding Common Stock giving effect to all issuances, including the Warrants.

(h) Excluding the 196,410 shares of Class A Common Stock beneficially owned by BRWPI and Messrs. McKeon, Campbell and Brotman, the only shares beneficially owned by this group are the shares of Class A Common Stock potentially issuable to Messrs. Tyrrell and Asimou.


Item 13.         Certain Relationships and Related Transactions

         In connection with the acquisition of the BRW Assets, BarTech has an agreement with Keilin & Bloom, a financial advisory firm ("K&B") that represented the USWA during such acquisition, pursuant to which BarTech agreed to pay to K&B, on behalf of the USWA, certain fees due for services provided by K&B to the USWA in connection with the negotiation of the collective bargaining agreement between BarTech and the USWA. These fees totaled $1.5 million, plus reimbursement of reasonable out-of-pocket expenses not to exceed $25,000. BarTech paid $1.0 million of these fees in fiscal 1995, and the remaining $0.5 million of fees were paid in December 1995. Messrs. Davis and Rainaldi are members of the board of directors of BarTech pursuant to the BarTech collective bargaining agreement and serve as representatives of the USWA and the BarTech employees covered by the collective bargaining agreement.

         In connection with the Recapitalization, an affiliate of Blackstone received an origination fee and expense reimbursement totaling $2.0 million and an affiliate of Veritas received a financial advisory fee and expense reimbursement totaling $2.0 million.

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors of
BAR TECHNOLOGIES INC.:

         We have audited, in accordance with generally accepted auditing standards, the financial statements included in Bar Technologies Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated November 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Pittsburgh, Pennsylvania,
   November 26, 1996

                              BAR TECHNOLOGIES INC.


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in thousands)

                                                                    Additions
                                            ---------------------------------------------------------
                                                                                                         Deductions
                                             Balance at     Charged to                                      from
                                              Beginning      Costs and                       Other        Reserves     Balance at
Description                                    of Year       Expenses      Recoveries     Adjustments       <F2>       End of Year
-----------------------------------------   -------------  -------------  ------------- -------------  -------------  ------------
1996
Allowance for doubtful accounts . . . . .      $     0           117           -               432<F1>        -            $   549

Valuation allowance for deferred tax
assets  . . . . . . . . . . . . . . . . .       11,697         7,445           -                  -           -             $19,142

1995
Valuation allowance for deferred tax
assets  . . . . . . . . . . . . . . . . .      $ 5,990         5,707           -                  -           -             $11,697


[FN]
<F1>     Represents the allowance recognized in connection with the purchase of
         Bliss & Laughlin Industries Inc.
<F2>     Represents uncollected accounts charged against the allowance.

                                  EXHIBIT INDEX

                             DESCRIPTION OF EXHIBITS

3.1*     Amended and Restated Certificate of Incorporation of BarTech.
3.2*     Amended and Restated By-Laws of BarTech.
4.1* Indenture, dated as of April 1, 1996, among BarTech, B&L Acquisition Corporation, Bliss & Laughlin Industries Inc., Bliss & Laughlin Steel Company, Canadian Drawn Steel Company Inc. and United States Trust Company of New York.
4.2*     Form of Note.
4.3* Common Stock Registration Rights Agreement, dated as of April 1, 1996, among BarTech, BRW Steel Holdings, L.P., BRW Steel Offshore Holdings, L.P., Blackstone Capital Partners II Merchant Banking Fund L.P. and Chase Securities Inc.
4.4* Warrant Agreement, dated as of April 1, 1996, between BarTech and United States Trust Company of New York.
10.1* Credit Agreement, dated as of April 2, 1996, among BarTech, Bliss & Laughlin Steel Company and Chemical Bank.
10.2* Master Pledge Agreement, dated as of April 2, 1996, among BRW Steel Holdings, L.P., BRW Steel Offshore Holdings, L.P., BarTech, Bliss & Laughlin Industries Inc., Bliss & Laughlin Steel Company and United States Trust Company of New York.
10.3* Agreement, dated July 18, 1995, by and between Rokop Corporation and BRW Steel Corporation.
10.4     Employment Agreement, dated August 22, 1996, between BarTech and
         Thomas Tyrrell.
10.5 Employment Agreement, dated October 1, 1996, between BarTech and Robert Meyer.
10.6     Employment Agreement, dated August 24, 1996, between BarTech and John
         Asimou.
10.7 Employment Agreement, dated November 27, 1996, between BarTech and Ben Bishop.
10.8 Employment Agreement, dated December 2, 1996, between BarTech and Frederick Deichert.
10.9 Employment Agreement, dated May 11, 1990, between Bliss & Laughlin Industries Inc. and Anthony J. Romanovich (incorporated by reference to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1990).
10.10    Bliss & Laughlin Industries Inc. Employees' Incentive Stock Option
         Plan (incorporated by reference to Exhibit 10.13 to Bliss & Laughlin Industries Inc.'s Registration Statement on Form S-1, Registration No. 33-25421).
10.11* First Amendment to Bliss & Laughlin Industries Inc. Employees' Incentive Stock Option Plan, dated February 5, 1992.
10.12 Bliss & Laughlin Industries Inc. Directors' Stock Option Plan (incorporated by reference to Exhibit 10.14 to Bliss & Laughlin Industries Inc.'s Registration Statement on Form S-1, Registration No. 33-25421).
10.13 Bliss & Laughlin Industries Inc. Directors' Deferred Compensation Plan effective as of March 1, 1994 (incorporated by reference to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994).
10.14* Master Agreement, dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown, BarTech and BRW Steel Corporation-- Johnstown.
10.15* Amendment No. 1 to the Master Agreement, dated September 21, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and BarTech.
10.16* Sunny Day Fund Loan Agreement, dated September 21, 1994, by and between BarTech and the Commonwealth of Pennsylvania acting by and through its Department of Commerce.
10.17* Pennsylvania Industrial Development Authority Consent, Subordination and Assumption Agreement, dated August 4, 1994, effective as of September 21, 1994, by BarTech and Johnstown Industrial Development Corporation in favor of the Pennsylvania Industrial Development Authority.
10.18* Economic Development Partnership Loan Agreement, dated September 21, 1994, between the City of Johnstown and BarTech.
10.19* Economic Development Set-Aside Loan Agreement, dated as of July 6, 1995, between the City of Johnstown and BarTech.
10.20* Economic Development Set-Aside Loan Agreement, dated as of November 6, 1995, between the City of Johnstown and BarTech.
10.21* Section 108 Loan Agreement, dated July 20, 1994, by and between the City of Johnstown, the County of Cambria and BarTech.
10.22* Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and BarTech.
10.23*   Loan and Use Agreement, dated September 21, 1994, by and between
         Marine Midland Bank and BarTech.
10.24* Loan Agreement, dated August 12, 1994, by and between BarTech and Buffalo and Erie County Regional Development Corporation.
10.25* Community Development Block Grant Loan Agreement, dated as of November 3, 1995, between Cambria County and BarTech.
10.26* BID Loan Agreement, dated March 12, 1996, between Johnstown Industrial Development Corporation and BarTech.
10.27* Contribution Agreement, dated December 1993, by and between BarTech and Bethlehem Steel Corporation.
10.28* Amendment No. 1 to Contribution Agreement, dated January 1994, by and between BarTech and Bethlehem Steel Corporation.
10.29* Amendment No. 2 to Contribution Agreement, dated January 7, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.30* Amendment No. 3 to Contribution Agreement, dated June 7, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.31* Amendment No. 4 to Contribution Agreement, dated June 29, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.32* Amendment No. 5 to Contribution Agreement, dated September 21, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.33* Subordinated Loan Agreement, dated September 21, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.34 Loan Agreement, dated as of December 1, 1988, between Development Authority of Cartersville and Bliss & Laughlin Steel Company (incorporated by reference to Exhibit 10(e) to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1989).
10.35* Collective Bargaining Agreement, dated February 15, 1994, by and between the United Steelworkers of America, AFL-CIO and BarTech.

10.36* Amendment No. 1 to the Collective Bargaining Agreement, dated September 21, 1994, by and between the United Steelworkers of
         America, AFL-CIO and BRW Steel Corporation.
10.37* Letter Agreement, dated March 28, 1996, among BRW Steel Holdings, L.P., BarTech and the United Steel Workers of America.
10.38* Amended and Restated Intercreditor and Subordination Agreement, dated as of April 2, 1996, by and among United States Trust Company of New York, Bethlehem Steel Corporation, the Pennsylvania Lenders (as defined therein), the Lackawanna Lenders (as defined therein), Chemical Bank, Rokop Corporation, those parties who in the future become Government Lenders (as defined therein), those parties who in the future become Notes Refinancing Lenders (as defined therein), BarTech, Bliss & Laughlin Steel Company, Canadian Drawn Steel Company, and each of the other Pledgors (as defined therein) from time to time made party thereto.
10.39* Memorandum of Understanding, dated March 6, 1996, between Pennsylvania Electric Company and BarTech.
21.1*    List of subsidiaries of BarTech.
27       Financial Data Schedule.



* Incorporated by reference to the Registration Statement on Form S-4 of BarTech, Registration Number 333-4254.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Bar Technologies Inc.
                                                     (Registrant)



Date:  December 30, 1996                   By:  /s/ Thomas N. Tyrrell
                                                   Name:  Thomas N. Tyrrell
                                                   Title: President and Chief
                                                            Executive Officer

                                POWER OF ATTORNEY
         Each person whose signature appears below hereby constitutes and appoints Robert B. McKeon and Thomas N. Tyrrell and David Stockman, each acting along, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Act of 1994, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                      Title                     Date



/s/ Thomas N. Tyrrell        President and Chief            December 30, 1996
     Thomas N. Tyrrell       Executive Officer
                             and Director (Principal
                             Executive Officer)


/s/ Robert B. McKeon         Chairman and Director          December 30, 1996
     Robert B. McKeon


/s/ David A. Stockman        Class B Director               December 30, 1996
     David A. Stockman


/s/ Thomas J. Campbell       Director                       December 30, 1996
    Thomas J. Campbell

/s/ Anthony Grillo           Director                       December 30, 1996
      Anthony Grillo

                             Director                       ___________, 1996
       Edward N. Ney


                             Director                       ___________, 1996
     Harold A. Poling


/s/ Daniel R. DeVos          Director                       December 30, 1996
      Daniel R. DeVos


/s/ Anthony Rainaldi         Director                       December 30, 1996
     Anthony Rainaldi


                             Director                       ___________, 1996
      Buddy W. Davis

/s/ Mary Ann Link            Controller                     December 30, 1996
       Mary Ann Link         (Principal Financial and
                             Accounting Officer)