Form 10-K/A
period 1996-09-30
BAR TECHNOLOGIES INC
filed 1997-02-13
CIK 1013335

FORM 10-K/A
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

Item 6.  Selected Financial Data

                                            1994         1995          1996
             (Unaudited)                 ---------    ---------    ----------

Net sales . . . . . . . . . . . . . .     $     -      $      -     $  77,163
Operating loss  . . . . . . . . . . .           -       (10,658)      (31,460)
Net loss  . . . . . . . . . . . . . .           -       (12,832)      (43,633)
Net loss per common share . . . . . .           -        (67.29)       (97.81)
Total assets  . . . . . . . . . . . .      46,849        46,001       200,979
Long-term debt  . . . . . . . . . . .      34,759        44,952       132,426
Redeemable preferred stock  . . . . .       5,500         5,500         5,500
Cash dividends declared per preferred
share . . . . . . . . . . . . . . . .           -           350           350

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


                                  ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   November 26, 1996

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND 1996

                             (Dollars in Thousands)

                    Assets                           1995             1996
                 ------------                     -----------     -----------
Current Assets:
    Cash and cash equivalents . . . . . . . .      $  1,650        $   5,523
    Accounts receivable, less
             allowances of $0 and
             $549, respectively . . . . . . .           952           18,894
    Inventories . . . . . . . . . . . . . . .         1,000           45,658
    Prepaid expenses  . . . . . . . . . . . .           464            3,027
    Restricted interest escrow  . . . . . . .             -           12,344

             Total current assets . . . . . .         4,066           85,446

Property, Plant And Equipment:
    Land and improvements . . . . . . . . . .         1,071            2,781
    Buildings and improvements  . . . . . . .        12,258           22,102
    Machinery and equipment . . . . . . . . .        15,681           54,224
    Construction-in-progress  . . . . . . . .         9,210            1,903

             Total property, plant and
             equipment  . . . . . . . . . . .        38,220           81,010

    Accumulated depreciation  . . . . . . . .          (306)          (2,128)

             Net property, plant and equipment       37,914           78,882

Goodwill, net of accumulated amortization of
$0 and $163 . . . . . . . . . . . . . . . . .             -           12,697

Other Assets, including restricted debt
    service fund and restricted interest
    escrow of $1,550 and $8,061,
    respectively  . . . . . . . . . . . . . .         4,021           23,954

Total Assets  . . . . . . . . . . . . . . . .      $ 46,001        $ 200,979


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

              BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

         FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

         (Dollars in Thousands, Except Per Share Data)

                                                                                            1995                      1996
                                                                                            ----                      ----

Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $       --                 $  77,163
Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                    91,995
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .                      362                     2,036
Selling, general and administrative expense . . . . . . . . . . . . . . .                   10,296                    14,592
      Loss from operations  . . . . . . . . . . . . . . . . . . . . . . .                  (10,658)                  (31,460)
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . .                   (2,644)                  (10,833)
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      470                     1,079
      Loss before income taxes and extraordinary item   . . . . . . . . .                  (12,832)                  (41,214)
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                       205
      Loss before extraordinary item  . . . . . . . . . . . . . . . . . .                  (12,832)                  (41,419)
Extraordinary loss on early extinguishment of debt  . . . . . . . . . . .                       --                     2,214
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (12,832)                  (43,633)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .                      385                       385
Net loss applicable to common shares  . . . . . . . . . . . . . . . . . .               $  (13,217)                $ (44,018)
Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . .               $   (67.29)                $  (97.81)


       The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY (DEFICIT)
   FOR THE PERIOD FROM DECEMBER 2, 1993 (INCEPTION) THROUGH SEPTEMBER 30, 1994
               AND FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996
                  (Dollars in Thousands, Except Per Share Data)

                      Series B            Series A            Class B
                   Preferred Stock      Common Stock       Common Stock
                   ---------------- --------------------  -----------------                                       Cumula-
                                                                                        Warr-                     tive-     Stock-
                                                                            Addit-      ants    Re-     Deferr-   Transla-  holders
                                                                             ional       Out-    tained  ed Com-   tion Ad- Equity
                                                                            Paid-In     stand-  Defi-   pensa-    just-     (Defi-
                    Shares   Amount    Shares     Amount    Shares   Amount Capital     ing     cit     tion      ment       cit)
                    ------- -------  --------   --------   -------  -------  -------  -------   -------  -------  --------  -------
Issuance of
    common
    stock               1      $ -     196,410   $      -       -        $-   $3,536    $          $        $        $       $3,536
Balance,
    September
    30, 1994            1        -     196,410          -       -         -    3,536        -        -         -        -     3,536
    Net loss            -        -           -          -       -         -       -         -  (12,832)        -        -  (12,832)
Dividends on
    series A
    preferred
    stock ($350
    per share)          -        -           -          -       -         -       -         -     (385)        -        -     (385)
Common stock
    grants              -        -           -          -       -         -     168         -        -      (168)       -        -
Amortization of
    deferred
    compensation        -        -           -          -       -         -       -         -        -        56        -       56
Balance,
    September
    30, 1995            1        -     196,410          -       -         -   3,704         -  (13,217)     (112)       -   (9,625)
    Net loss            -        -           -          -       -         -       -         -  (43,633)                 -  (43,633)
Dividends on
    series A
    preferred
    stock ($350
    per share)          -        -           -          -       -         -       -         -     (385)                 -     (385)
Amortization of
    deferred
    compensation        -        -           -          -       -         -       -         -        -        54        -       54
Issuance of common
    stock               -        -      10,602          - 536,829         1  30,002         -        -        58        -   30,061
Issuance of
    warrants            -        -           -          -       -         -       -     5,119        -         -        -    5,119

Current year
    translation
    adjustment          -        -           -          -       -         -       -         -        -         -      (49)     (49)
Balance,
September 30, 1996      1        $           -          207,012  $         -       $5,119 $(57,235)   -       $(49)       $(18,458)

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE PERIOD FROM DECEMBER 2, 1993 (INCEPTION) THROUGH  SEPTEMBER 30, 1994

               AND FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

                             (Dollars in Thousands)

                                            1994         1995          1996
                                          ----------   ---------     ---------

Cash flows from operating activities:
    Net loss                              $      -     $(12,832)     $(43,633)
    Adjustments to reconcile net loss
       to net cash used by
       operating activities-
       Depreciation and
         amortization                            -          362         2,036
       Extraordinary loss on
         early extinguishment of
         debt                                    -            -         2,214
       Accretion of original
         issue discount                          -          165           633
       Amortization of deferred
         financing costs                         -            -         1,396
       (Increase) decrease in
         accounts receivable                   (20)        (932)          900
       (Increase) decrease in
          inventory                              -            -       (12,016)
       (Increase) decrease in
          prepaid expenses                    (518)          53        (1,306)
       (Increase) decrease in
          other assets                      (1,548)         414          (402)
       Increase (decrease) in
          accounts payable                       -          756         5,473
       Increase (decrease) in
          other current liabilities          1,968          546        12,150
       Increase (decrease) in
          deferred income taxes                  -            -            (4)
       Increase (decrease) in
          other long-term
          liabilities                            -            -           277
       Net cash flows used by
          operating activities                (118)     (11,468)      (32,282)

Cash flows from investing activities:
    Net capital expenditures               (32,854)      (9,210)      (21,300)
    Acquisition of B&L, net of cash              -            -       (41,028)

    Disposition of nonoperating
       assets                                    -        2,689             -
       Net cash flows used by investing
          activities                       (32,854)      (6,521)      (62,328)

Cash flows from financing activities:
    Net receipts under revolvin
       credit agreement                          -            -        22,500
    Issuance of debt                        42,000       11,770       104,363
    Repayments of debt                      (6,000)      (1,116)      (32,154)
    Proceeds from issuance of
       common stock                          3,536            -        30,003
    Proceeds from issuance of
       warrants                                  -            -         5,119
    Proceeds from issuance of
       preferred stock                       5,500            -             -
    Preferred stock dividends                    -         (193)         (385)
    Deferred debt financing
       costs                                (2,886)           -       (12,398)
    Deposit into bond
       interest escrow                           -            -       (18,516)
       Net cash flows provided by
          financing activities              42,150       10,461        98,532

Effect of exchange rates on cash                 -            -           (49)

Net increase (decrease) in cash and
    cash equivalents                         9,178       (7,528)        3,873

Cash and cash equivalents, beginning
    of period                                    -        9,178         1,650

Cash and cash equivalents, end of
    period                                $  9,178     $  1,650      $  5,523

Supplemental cash flow information:
    Interest paid                         $      -     $  2,328      $  2,976
    Income taxes paid                            -            -           622

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

Inventories

         Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

         Inventory costs include material, labor and overhead. The components of inventory at September 30, are as follows:

                                                     1995             1996
                                                   --------        ---------

              Raw materials                         $1,000          $10,241
              Work-in-progress                          --           20,413
              Finished goods                            --           15,004

              Total Inventories                     $1,000          $45,658


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

Other Assets

         Other assets consist of the following:

                                                         September 30,
                                                   ------------------------
                                                     1995            1996
                                                   --------        --------

Deferred financing costs, net of amortization
    of $415 and $1,366, respectively                $2,471          $10,981
Restricted debt service fund (Note 7)                1,550            1,550
Restricted interest escrow (Note 7)                      -            6,511
Other                                                    -            4,912

Total other assets                                  $4,021          $23,954


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

                                       Unaudited Pro Forma Information

                                     "B&L Acquisition"     "Recapitalization"
                                  ---------------------  ----------------------
                                   1995         1996       1995        1996
                                  ---------   ---------   ---------  ----------

Net sales                         $169,372     $154,265   $169,372    $154,265
Loss before extraordinary item     (13,352)     (41,128)   (18,150)    (47,716)
Net loss                           (16,009)     (45,710)   (20,807)    (52,298)
Net loss per common share           (83.47)     (102.43)   (107.90)    (117.07)

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

7.  FINANCING ARRANGEMENTS:

BarTech had the following long-term debt obligations outstanding as of September 30:

                                                    1995             1996
                                                 ------------     -----------
Senior Secured Notes, $91,609, interest at
    13-1/2% payable semi-annually on each
    April 1 and October 1, beginning October
    1, 1996, maturity date April 1, 2001.         $    --           $91,609
Marine Midland Term Loan, interest at Prime
    or LIBOR, monthly principal payments of
    $93 beginning November 1, 1995, maturity
    date October 1, 2004.                          10,000             8,981
Congress Term Loan I, interest at Prime plus
    1.75%, or Eurodollar plus 3.50%, monthly
    principal payments of $69 beginning July
    1, 1996, maturity date June 1, 2001.            4,125                --
RDC Loan, interest at 7.75%, quarterly
    principal payments of $18 beginning
    October 1, 1997, maturity date July 1,
    2004.                                             500               500
Economic Development Partnership ("EDP I"),
    total commitment of $6,000, interest at
    3%, quarterly principal payments of $118
    beginning April 1, 1997, maturity date
    October 1, 2009.                                6,000             6,000
Sunny Day Fund I ("SDF I"), total commitment
    of $7,000, interest at 3%, quarterly
    principal payments of $137 beginning
    April 1, 1997, maturity date October 1,
    2009.                                           7,000             6,950
Community Development Block Grant Program
    ("CDBG"), total commitment of $700,
    interest at 3%, quarterly principal
    payments of $7 and $13 in 1995 and 1996,
    respectively, beginning July 1, 1998,
    maturity date July 1, 2010.                       345               690

Economic Development Partnership ("EDP II"),
    total commitment of $5,600, interest at
    3%, quarterly principal payments of $27
    beginning July 1, 1998 maturity date
    July 1, 2010.                                   1,300             1,300
Sunny Day Fund II ("SDF II"), total
    commitment of $6,000, interest at 3%,
    quarterly principal payments of $429
    beginning July 1, 1998, maturity date
    October 1, 2001.                                6,000                --
Housing and Urban Development 108 ("HUD")
    Bond, total commitment of $8,500,
    variable interest rates of 8.12% in 1995
    and ranging from 6.59% to 8.15% in 1996,
    eight payments ranging from $400 to
    $1,450 beginning October 1, 1996,
    maturity date September 26, 2003.               5,000             7,600
Pennsylvania Industrial Development
    Authority Note ("PIDA I"), total
    commitment of $2,000, interest at 2%,
    quarterly principal and interest
    payments of $39, maturity date October
    1, 2009.                                        1,885             1,797
Pennsylvania Industrial Development
    Authority Note ("PIDA II"), total
    commitment of $2,000, interest at 3%,
    quarterly principal and interest
    payments of $41, maturity date March 1,
    2011.                                              --             1,932
Bethlehem Subordinated Note, interest at 7%,
    annual principal payments of $1,833
    beginning October 1, 2000, maturity date
    September 26, 2002.                             5,500             5,500
Business Infrastructure Development ("BID")
    Program, total commitment of $2,650,
    interest at 3% paid quarterly in
    arrears, principal paid in quarterly
    installments of $51 beginning July 1,
    1998, maturity date July 1, 2010.                  --             2,500
Economic Development Partnership ("EDP
    III"), total commitment of $3,000,
    interest at 3%, quarterly principal and
    interest payments of $75, beginning July
    1, 1998, maturity date October 1, 2009.            --             3,000
Industrial Revenue Bond ("IRB"), total
    commitment of $3,600, interest rate is
    calculated weekly, representing the
    minimum rate required to sell the bonds
    in a secondary market.  Principal
    payments of $300 beginning on the first
    of December 2009 through 2012, payments
    of $400 through maturity date, December
    1, 2018.                                           --             3,600

Rokop Corporation, $7,200 original
    principal, interest at 6.5%, maturity
    beginning June 22, 1997, through
    November 22, 2000.                                 --             4,400
                                                   47,655           146,359
Less-Original issue discount                          990             7,085
                                                   46,665           139,274
Less-Current maturities                             1,713             6,848
Total Long-Term Debt                              $44,952          $132,426

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

         The following table set forth the plans' funded status and amount of prepaid (accrued) pension cost recognized in BarTech's consolidated balance sheet at September 30, 1996:

                                                             1996
                                                 -----------------------------
                                                 Assets Exceed    Accumulated
                                                  Accumulated       Benefits
                                                   Benefits      Exceed Assets
                                                 --------------  -------------

Accumulated benefit obligation
    Vested                                          $14,242           $825
    Nonvested                                            71             99

    Total                                            14,313            924

Effect of projected future salary increases             820             23

Projected benefit obligation                         15,133            947
Plan assets, at fair market value                    17,449            919

Plan assets in excess of (less than) projected
    benefit obligation                                2,316            (28)
Unrecognized actuarial and investment losses           (299)          (100)

Prepaid (accrued) pension cost recognized in
    the consolidated balance sheet                  $ 2,017          $(128)

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

                                                                    1996
                                                                 ----------

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

The components of deferred income taxes as of September 30, 1995 and 1996, are as follows:

         Assets (Liabilities)                       1995             1996
         --------------------                      -------          -------

Net operating loss carryforwards  . . . . . .      $ 7,751          $16,822
Post-employment benefits  . . . . . . . . . .            -            1,824
Property basis differences  . . . . . . . . .        3,946           (2,843)
Other, net  . . . . . . . . . . . . . . . . .            -              153

Less-Valuation Allowance  . . . . . . . . . .      (11,697)         (19,142)

Net deferred income taxes . . . . . . . . . .      $     -          $(3,186)

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

         The estimated fair values of BarTech's financial instruments are as follows as of September 30, 1995 and 1996, respectively:

                                         1995                    1996
                                --------------------     --------------------
                                 Carrying      Fair      Carrying      Fair
                                  Amount      Value       Amount       Value
                                ----------  ---------    ---------   --------


Cash and Cash equivalents . .    $  1,650    $ 1,650     $  5,523    $  5,523
Long-term debt for which it
is:
    Practicable to estimate
    fair value  . . . . . . .      24,135     24,135      107,105     107,105
    Not practicable to
    estimate fair value . . .      22,530         --      323,169          --
Redeemable preferred stock  .       5,550         --        5,500          --

16.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                       1996
                                    -----------------------------------------
                                     First      Second      Third      Fourth
                                    Quarter    Quarter     Quarter    Quarter
                                    -------    -------     -------    -------

Net sales . . . . . . . . . . .     $   --      $  588     $39,368    $37,207
Gross profit  . . . . . . . . .     (4,801)     (2,722)     (1,642)    (5,667)
Operating loss  . . . . . . . .     (4,801)     (4,853)     (6,387)   (15,419)

Net loss before extraordinary
loss  . . . . . . . . . . . . .     (5,516)     (5,999)    (10,832)   (19,073)
Extraordinary loss  . . . . . .         --          --       2,214         --
Net loss  . . . . . . . . . . .     (5,516)     (5,999)    (13,046)   (19,073)
Net loss per common share:
Prior to extraordinary loss . .     (28.57)     (31.03)     (18.24)    (25.88)
Extraordinary loss  . . . . . .         --          --        3.70         --
Net loss per share of common
stock . . . . . . . . . . . . .     (28.57)     (31.03)     (21.94)    (25.88)

                                                       1995
                                    ------------------------------------------

Net sales . . . . . . . . . . .     $   --      $   --     $    --    $    --
Gross profit  . . . . . . . . .         --          --          --         --
Operating loss  . . . . . . . .     (2,995)     (2,546)     (2,343)    (2,774)
Net loss  . . . . . . . . . . .     (3,410)     (3,241)     (2,906)    (3,275)
Net loss per share of common
stock . . . . . . . . . . . . .     (17.85)     (16.99)     (15.28)    (17.16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS AND DIRECTORY

        The Company's executive officers and directors as of December 27, 1996 are as follows:

Name                              Age Position

Thomas N. Tyrrell . . . . . . .   51  President, Chief Executive Officer and
                                      Director of BarTech
Robert L. Meyer . . . . . . . .   47  Executive Vice President and Chief
                                      Operating Officer of BarTech
John G. Asimou  . . . . . . . .   51  Executive Vice President, Quality &
                                      Development
Ben L. Bishop, Jr.  . . . . . .   49  Vice President - Commercial
Frederick L. Deichert . . . . .   39  Vice President - Finance and Chief
                                      Financial Officer
Anthony J. Romanovich . . . . .   56  Senior Vice President of B&L
Kenneth R. Brotman<FN1><FN2>. .   31  Secretary and Director of BarTech
David A. Stockman . . . . . . .   48  Class B Director of BarTech
Anthony Grillo  . . . . . . . .   41  Class B Director of BarTech
Robert B. McKeon<FN1><FN2>. . .   41  Chairman and Director of BarTech
Thomas J. Campbell<FN1><FN2>. .   37  Director of BarTech
Edward N. Ney<FN1>. . . . . . .   70  Director of BarTech
Harold A. Poling  . . . . . . .   70  Director of BarTech
Daniel R. DeVos<FN2>. . . . . .   53  Director of BarTech
Anthony Rainaldi  . . . . . . .   71  Director of BarTech
Buddy W. Davis<FN2> . . . . . .   65  Director of BarTech

[FN]
<FN1>  Member of Compensation Committee.
<FN2>  Member of Audit, Budget, and Finance Committees.

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

                                                                                                       All Other
          Name & Principal Position              Year             Salary ($)         Bonus ($)      Compensation ($)
          -------------------------              ----             ----------         ---------      --------------------

Thomas N. Tyrrell                                1996                $35,950                               $300,483 <F1>
President & CEO                                  1995                    n/a               n/a                       n/a

James R. Powers                                  1996               $275,000          $105,000               $2,797 <F2>
Former President & CEO                           1995               $300,000          $150,000             $303,051 <F2>

John G. Asimou                                   1996                $18,585                               $135,124 <F1>
Vice President - Technology & Development        1995                    n/a               n/a                       n/a

Denny Bozic                                      1996               $225,000           $78,750               $3,051 <F2>
Former Executive Vice President & COO            1995               $225,000          $112,500             $228,051 <F2>

Birchel S. Brown                                 1996               $180,000                                 $3,051 <F2>
Former Senior Vice President, Operations &       1995               $180,000           $75,000              $58,051 <F2>
Quality

Anthony J. Romanovich                            1996               $145,000                                $10,512 <F3>
Senior Vice President, B&L and BLSC              1995               $145,000           $63,800              $14,257 <F3>

Richard B. Webb                                  1996               $122,750                                   $959 <F2>
Former Vice President, Sales & Marketing         1995                $28,750           $20,000              $27,385 <F2>

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

Beneficial Owner                                          Shares    Ownership %
Blackstone Management Associates II L.L.C.<FN1><FN2><FN3>536,829          59.2%
BRW Partners Inc. <FN1><FN4><FN5>                        196,410          21.6%
ESOP<FN6>                                                 49,102           5.4%
Thomas N. Tyrrell<FN7>                                         0           0.0%
John G. Asimou<FN7>                                            0           0.0%
James R. Powers                                            3,273           0.4%
Denny Bozic                                                4,886           0.5%
Birchel S. Brown                                           2,443           0.3%
Anthony J. Romanovich                                          0           0.0%
David A. Stockman<FN3>                                         0           0.0%
Anthony Grillo<FN3>                                            0           0.0%
Kenneth R. Brotman<FN5>                                  196,410          21.6%
Robert B. McKeon<FN5>                                    196,410          21.6%

Thomas J. Campbell<FN5>                                  196,410          21.6%
Edward N. Ney                                                  0           0.0%
Harold A. Poling                                               0           0.0%
Daniel R. DeVos                                                0           0.0%
Anthony Rainaldi                                               0           0.0%
Buddy W. Davis                                                 0           0.0%
All directors and named executive officers as a          207,012          22.8%
group<FN8>

[FN]
<FN1>The Blackstone Investment was made indirectly through BRW Steel Holdings
     L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connection with the acquisition of the BRW Assets from Bethlehem ("BRWSH"), and BRW Steel Offshore Holdings L.P., a Delaware limited partnership newly organized by Blackstone and persons associated with Veritas in connection with the Recapitalization ("Offshore BRWSH"; together with BRWSH, the "Partnerships"), whereby the Partnerships became the direct holders of all newly issued shares of Class B Common Stock and all shares of Class A Common Stock previously held solely by BRWSH. After the Blackstone Investment, both Blackstone and BRW Partners, Inc. ("BRWPI"), a corporation controlled by principals of Veritas, hold partnership interests in each Partnership. The limited partnership agreement of BRWSH was amended to provide, and the limited partnership agreement of Offshore BRWSH provides, for certain sharing arrangements between Blackstone, on the one hand, and BRWPI and the current limited partners of BRWSH, on the other hand, with respect to proceeds from the sale of the Common Stock held by such Partnerships. Such limited partnership agreements also provide that, subject to the Stockholders" Agreement, Blackstone will exercise all voting and dispositive power with respect to the Class B Common Stock held by the Partnerships and BRWPI will exercise all voting and dispositive power with respect to the Class A Common Stock held by the Partnerships.

<FN2>Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such 536,829 shares. Of such shares, approximately 385,177 shares, 113,697 shares and 37,955 shares, respectively, are held by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.

<FN3>Messrs. Stockman and Grillo are affiliated with Blackstone in the capacities described under "Management." Their address is c/o The

     Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Such individuals disclaim beneficial ownership of any shares of Common Stock beneficially owned by Blackstone.

<FN4>BRWPI is one of the two general partners of the Partnerships and exercises voting and dispositive power with respect to the 196,410 shares of Class A Common Stock.

<FN5>BRWPI is owned by Robert B. McKeon, Thomas J. Campbell and Kenneth R.
     Brotman, all of whom are principals of Veritas and are directors of BarTech. Pursuant to the organizational documents of BRWPI, all material actions to be taken by BRWPI as a general partner of BRWSH require the approval of Mr. McKeon and either of Mr. Campbell or Mr. Brotman. BRWPI's address is c/o Veritas Capital Inc., 10 East 50th Street, New York, New York 10022. Messrs. McKeon, Campbell and Brotman each are considered to have beneficial ownership of all of the shares included in the table above beneficially owned by BRWPI due to their control of BRWPI.

<FN6>Pursuant to the collective bargaining agreement with the USWA, the ESOP is entitled to receive 49,102 shares of Class A Common Stock (which represented 20% of the outstanding Common Stock if issued on the date of such collective bargaining agreement).

<FN7>Pursuant to various agreements with Messrs. Tyrrell and Asimou, the
     Company intends to issue, subject to certain conditions, shares of Class A Common Stock representing approximately 1.75% and 0.75%, respectively, of the outstanding Common Stock giving effect to all issuances, including the Warrants.

<FN8>Excluding the 196,410 shares of Class A Common Stock beneficially owned by
     BRWPI and Messrs. McKeon, Campbell and Brotman, the only shares beneficially owned by this group are the shares of Class A Common Stock potentially issuable to Messrs. Tyrrell and Asimou.


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

                                  EXHIBIT INDEX

                             DESCRIPTION OF EXHIBITS

3.1<FN1>   Amended and Restated Certificate of Incorporation of BarTech.
3.2<FN1>   Amended and Restated By-Laws of BarTech.
4.1<FN1>   Indenture, dated as of April 1, 1996, among BarTech, B&L
           Acquisition Corporation, Bliss & Laughlin Industries Inc., Bliss & Laughlin Steel Company, Canadian Drawn Steel Company Inc. and
           United States Trust Company of New York.
4.2<FN1>   Form of Note.
4.3<FN1> Common Stock Registration Rights Agreement, dated as of April 1, 1996, among BarTech, BRW Steel Holdings, L.P., BRW Steel Offshore Holdings, L.P., Blackstone Capital Partners II Merchant Banking
           Fund L.P. and Chase Securities Inc.
4.4<FN1> Warrant Agreement, dated as of April 1, 1996, between BarTech and United States Trust Company of New York.
10.1<FN1>  Credit Agreement, dated as of April 2, 1996, among BarTech, Bliss &
           Laughlin Steel Company and Chemical Bank.
10.2<FN1>  Master Pledge Agreement, dated as of April 2, 1996, among BRW
           Steel Holdings, L.P., BRW Steel Offshore Holdings, L.P., BarTech, Bliss & Laughlin Industries Inc., Bliss & Laughlin Steel Company and United States Trust Company of New York.
10.3<FN1>  Agreement, dated July 18, 1995, by and between Rokop Corporation and
           BRW Steel Corporation.
10.4<FN2>  Employment Agreement, dated August 22, 1996, between BarTech and
           Thomas Tyrrell.
10.5<FN2>  Employment Agreement, dated October 1, 1996, between BarTech and
           Robert Meyer.
10.6<FN2>  Employment Agreement, dated August 24, 1996, between BarTech and
           John Asimou.
10.7<FN2>  Employment Agreement, dated November 27, 1996, between BarTech and
           Ben Bishop.
10.8<FN2>  Employment Agreement, dated December 2, 1996, between BarTech and
           Frederick Deichert.
10.9 Employment Agreement, dated May 11, 1990, between Bliss & Laughlin Industries Inc. and Anthony J. Romanovich (incorporated by reference to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1990).
10.10 Bliss & Laughlin Industries Inc. Employees' Incentive Stock Option Plan (incorporated by reference to Exhibit 10.13 to Bliss & Laughlin Industries Inc.'s Registration Statement on Form S-1, Registration No. 33-25421).
10.11<FN1> First Amendment to Bliss & Laughlin Industries Inc. Employees'
           Incentive Stock Option Plan, dated February 5, 1992.
10.12 Bliss & Laughlin Industries Inc. Directors' Stock Option Plan (incorporated by reference to Exhibit 10.14 to Bliss & Laughlin Industries Inc.'s Registration Statement on Form S-1, Registration No. 33-25421).
10.13 Bliss & Laughlin Industries Inc. Directors' Deferred Compensation Plan effective as of March 1, 1994 (incorporated by reference to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994).
10.14<FN1> Master Agreement, dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown, BarTech and BRW Steel Corporation--Johnstown.
10.15<FN1> Amendment No. 1 to the Master Agreement, dated September 21, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the
            City of Johnstown and BarTech.
10.16<FN1> Sunny Day Fund Loan Agreement, dated September 21, 1994, by and between BarTech and the Commonwealth of Pennsylvania acting by and through its Department of Commerce.
10.17<FN1> Pennsylvania Industrial Development Authority Consent, Subordination
           and Assumption Agreement, dated August 4, 1994, effective as of September 21, 1994, by BarTech and Johnstown Industrial Development Corporation in favor of the Pennsylvania Industrial Development Authority.
10.18<FN1> Economic Development Partnership Loan Agreement, dated September 21,
           1994, between the City of Johnstown and BarTech.
10.19<FN1> Economic Development Set-Aside Loan Agreement, dated as of July 6,
           1995, between the City of Johnstown and BarTech.
10.20<FN1> Economic Development Set-Aside Loan Agreement, dated as of November
           6, 1995, between the City of Johnstown and BarTech.
10.21<FN1> Section 108 Loan Agreement, dated July 20, 1994, by and between the
           City of Johnstown, the County of Cambria and BarTech.
10.22<FN1> Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and BarTech. 10.23<FN1> Loan and Use Agreement, dated September 21, 1994, by and between
           Marine Midland Bank and BarTech.
10.24<FN1> Loan Agreement, dated August 12, 1994, by and between BarTech and
           Buffalo and Erie County Regional Development Corporation.
10.25<FN1> Community Development Block Grant Loan Agreement, dated as of
           November 3, 1995, between Cambria County and BarTech.
10.26<FN1> BID Loan Agreement, dated March 12, 1996, between Johnstown
           Industrial Development Corporation and BarTech.
10.27<FN1> Contribution Agreement, dated December 1993, by and between BarTech and Bethlehem Steel Corporation.
10.28<FN1> Amendment No. 1 to Contribution Agreement, dated January 1994, by and between BarTech and Bethlehem Steel Corporation.
10.29<FN1> Amendment No. 2 to Contribution Agreement, dated January 7, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.30<FN1> Amendment No. 3 to Contribution Agreement, dated June 7, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.31<FN1> Amendment No. 4 to Contribution Agreement, dated June 29, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.32<FN1> Amendment No. 5 to Contribution Agreement, dated September 21, 1994, by and between BarTech and Bethlehem Steel Corporation.
10.33<FN1> Subordinated Loan Agreement, dated September 21, 1994, by and between BarTech and Bethlehem Steel Corporation.

10.34 Loan Agreement, dated as of December 1, 1988, between Development Authority of Cartersville and Bliss & Laughlin Steel Company (incorporated by reference to Exhibit 10(e) to Bliss & Laughlin Industries Inc.'s Annual Report on Form 10-K for the year ended September 30, 1989).
10.35<FN1> Collective Bargaining Agreement, dated February 15, 1994, by and between the United Steelworkers of America, AFL-CIO and BarTech. 10.36<FN1> Amendment No. 1 to the Collective Bargaining Agreement, dated
           September 21, 1994, by and between the United Steelworkers of America, AFL-CIO and BRW Steel Corporation.
10.37<FN1> Letter Agreement, dated March 28, 1996, among BRW Steel Holdings,
           L.P., BarTech and the United Steel Workers of America.
10.38<FN1> Amended and Restated Intercreditor and Subordination Agreement,
           dated as of April 2, 1996, by and among United States Trust Company of New York, Bethlehem Steel Corporation, the Pennsylvania Lenders (as defined therein), the Lackawanna Lenders (as defined therein), Chemical Bank, Rokop Corporation, those parties who in the future become Government Lenders (as defined therein), those parties who in the future become Notes Refinancing Lenders (as defined therein), BarTech, Bliss & Laughlin Steel Company, Canadian Drawn Steel Company, and each of the other Pledgors (as defined therein) from time to time made party thereto.
10.39<FN1> Memorandum of Understanding, dated March 6, 1996, between
           Pennsylvania Electric Company and BarTech.
21.1<FN1>  List of subsidiaries of BarTech.
27         Financial Data Schedule.


[FN]
<FN1>      Incorporated by reference to the Registration Statement on Form S-4 of BarTech, Registration Number 333-4254.
<FN2>      Filed previously with Form 10-K for the period ended September
           30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Bar Technologies Inc.
                                                     (Registrant)



Date:  February 12, 1997                    By:  /s/ Thomas N. Tyrrell
                                                   Name:  Thomas N. Tyrrell
                                                   Title: President and Chief
                                                            Executive Officer


         Pursuant to the requirements of the Securities Act of 1994, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                      Title                     Date



/s/ Thomas N. Tyrrell        President and Chief            February 12, 1997
    Thomas N. Tyrrell        Executive Officer
                             and Director (Principal
                             Executive Officer)


/s/      <FN1>               Chairman and Director          February 12, 1997
    Robert B. McKeon


/s/       <FN1>              Class B Director               February 12, 1997
    David A. Stockman


/s/       <FN1>               Director                       February 12, 1997
    Thomas J. Campbell

/s/       <FN1>               Director                       February 12, 1997
    Anthony Grillo

                             Director                       ___________, 1997
    Edward N. Ney

                             Director                       ___________, 1997
    Harold A. Poling


/s/       <FN1>              Director                       February 12, 1997
    Daniel R. DeVos


/s/       <FN1>              Director                       February 12, 1997
    Anthony Rainaldi


                             Director                       ___________, 1997
    Buddy W. Davis

/s/ Mary Ann Link            Controller                     February 12, 1997
    Mary Ann Link            (Principal Financial and
                             Accounting Officer)

[FN]
<FN1>/s/ Thomas N. Tyrrell As Attorney in Fact