Form 10-Q
period 1996-12-31
BAR TECHNOLOGIES INC
filed 1997-02-18
CIK 1013335

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1996
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ______________

                        Commission file number 333-04254

                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3753384
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.001                    207,012 shares
         par value                              outstanding @ December 31, 1996

Class B Common Stock, $0.001                    536,829 shares
         par value                              outstanding @ December 31, 1996


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     [None]

                               page 1 of ( ) pages
                        Exhibit Index appears on page ( )

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                  Assets                                  September 30,  December 31,
                                                                               1996         1996
                                                                          ------------    -----------

Current Assets:
     Cash and cash equivalents                                             $   5,523    $   6,857
     Accounts receivable, less allowances of $549 and $567, respectively      18,894       17,474
     Inventories                                                              45,658       60,734
     Prepaid expenses                                                          3,027        3,146
     Restricted interest escrow                                               12,344       12,884
                                                                           ---------     ---------

                  Total current assets                                        85,446      101,095
                                                                           ---------     ---------

Property, Plant And Equipment:
     Land and improvements                                                     2,781        2,781
     Buildings and improvements                                               22,102       22,102
     Machinery and equipment                                                  54,224       54,079
     Construction-in-progress                                                  1,903        2,311
                                                                           ---------    ---------

                  Total property, plant and equipment                         81,010       81,273

     Accumulated depreciation                                                 (2,128)      (3,289)
                                                                           ---------    ---------

                  Net property, plant and equipment                           78,882       77,984

Goodwill, net of accumulated amortization of $163 and $244, respectively      12,697       12,616

Other Assets, including restricted debt service fund and restricted
    interest escrow of $8,061 and $1,550, respectively                        23,954       16,766
                                                                           ---------     ---------


Total Assets                                                               $ 200,979    $ 208,461
                                                                           =========     =========

          The accompany notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

              Liabilities And Stockholders' Equity (Deficit)              September 30,         December 31,
                                                                               1996                 1996
                                                                       -----------------    -----------------

Current Liabilities:
    Accounts payable                                                       $  22,812               $  28,791
    Accrued interest                                                           7,016                   3,852
    Other accrued liabilities                                                 12,598                  16,265
    Current maturities of long-term debt                                       6,848                   2,710
    Revolving credit facility                                                 22,500                  39,800
                                                                           ---------               ---------

                  Total current liabilities                                   71,774                  91,418
                                                                           ---------               ---------

Long-Term Debt                                                               132,426                 132,093
                                                                           ---------               ---------

Other Long-Term Liabilities                                                    9,737                   9,644
                                                                           ---------               ---------

                  Total liabilities                                          213,937                 233,155
                                                                           ---------               ---------

Redeemable Stock:
    Series A Preferred Stock $0.001 par value-
       Authorized, 5,000 shares;
       Issued and outstanding, 1,100 shares                                    5,500                   5,500
                                                                           ---------               ---------

Stockholders' Equity (Deficit):
    Series B Preferred Stock $0.001 par value-
       Authorized, issued and outstanding, 1 share                              --                      --
    Class A common stock, $0.001 par value-
       Authorized, 1,000,000 shares;

       Issued and outstanding 207,012, shares                                   --                      --
    Class B common stock, $0.001 par value-
       Authorized, 600,000 shares;
       Issued and outstanding, 536,829 shares                                      1                       1
    Additional paid-in capital                                                33,706                  33,706
    Warrants outstanding                                                       5,119                   5,119
    Retained deficit                                                         (57,235)                (68,888)
    Deferred compensation                                                       --                      --
    Cumulative translation adjustment                                            (49)                   (132)
                                                                           ---------               ---------

                  Total stockholders' equity (deficit)                       (18,458)                (30,194)
                                                                           ---------               ---------

Total Liabilities & Stockholders' Equity (Deficit)                         $ 200,979               $ 208,461
                                                                           =========               =========



        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                  (Dollars in Thousands, Except Per Share Data)


                                                            1995          1996
                                                         --------      --------

Net sales                                                $     --      $ 40,446

Cost of sales                                               3,002        41,401

Depreciation and amortization                                 236         1,245

Selling, general and administrative expense                 1,563         4,354
                                                         --------      --------

                  Loss from operations                     (4,801)       (6,554)

Interest expense, net                                        (873)       (5,324)

Other income/(expense)                                        158           324
                                                         --------      --------


                  Loss before income taxes                 (5,516)      (11,554)

Income tax provision                                           --            -3
                                                         --------      --------

                  Net loss                                 (5,516)      (11,557)
                                                         --------      --------

Preferred stock dividends                                      96            96
                                                         --------      --------

Net loss applicable to common shares                     $ (5,612)     $(11,653)
                                                         ========      ========

Net loss per common share                                $ (65.82)     $ (15.67)
                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996


                             (Dollars in Thousands)

Cash flows from operating activities:                                           1995             1996
    Net loss                                                                 $ (5,516)         $(11,557)
                                                                             ---------          --------
    Adjustments to reconcile net loss to net cash used by operating activities-
       Depreciation and amortization                                              235             1,245
       Accretion of original issue discount                                        --               293
       Amortization of deferred financing costs                                    --               529
       (Increase) decrease in accounts receivable                                 (57)            1,420
       (Increase) decrease in inventory                                            --           (15,076)
       (Increase) decrease in prepaid expenses                                   (168)             (119)
       (Increase) decrease in other assets                                         --              (148)
       Increase (decrease) in accounts payable                                    141             5,979
       Increase (decrease) in other current liabilities                           308               503
       Increase (decrease) in other long-term liabilities                          --               (93)
                                                                             ---------          --------
       Net cash flows used by operating activities                             (5,057)          (17,024)
                                                                             ---------          --------
Cash flows from investing activities:
     Net capital expenditures                                                  (2,611)             (263)
     Disposition of nonoperating assets                                         1,495                --

                                                                             ---------          --------
      Net cash flows used by investing activities                              (1,116)             (263)
                                                                             ---------          --------

Cash flows from financing activities:
      Net receipts under revolving credit agreement                                --            17,300
      Issuance of debt                                                          6,750                --
      Repayments of debt                                                         (307)           (4,764)
      Preferred stock dividends                                                   (96)              (96)
      Reduction of bond interest escrow account                                    --             6,149
                                                                             ---------          --------
  Net cash flows provided by financing activities                               6,347            18,589
                                                                             ---------          --------
Effect of exchange rates on cash                                                   --                32

Net increase in cash and cash equivalents                                         174             1,334
Cash and cash equivalents, beginning of period                                  1,650             5,523
                                                                             =========          ========
Cash and cash equivalents, end of period                                     $  1,824          $  6,857
                                                                             =========          ========

Supplemental cash flow information:
    Interest paid                                                            $    671          $  6,939
    Income taxes paid                                                              --                --


        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in Thousands, Except Share and Per Share Data)


1. FINANCIAL STATEMENTS:

The consolidated financial statements and other pro forma information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended September 30, 1996, included in BarTech's Form 10K, filed with the Securities and Exchange Commission on December 30, 1996.

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

The consolidated financial statements presented for the quarter ended December 31, 1996, include the accounts of BarTech and its wholly owned subsidiary described in Note 2 after elimination of intercompany accounts and transactions.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

                   Current assets                  $ 53,743
                   Property, plant and equipment     21,468
                   Other assets                       5,165
                   Goodwill                          12,860
                   Current liabilities              (38,142)
                   Long-term liabilities            (13,064)
                                                   --------
                   Total                           $ 42,030
                                                   ========

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

                                              Unaudited Pro Forma Information
                                          --------------------------------------
                                            "Acquisition"  "Recapitalization"
                                               12/31/95         12/31/95
                                          --------------    --------------------

             Net sales                        $ 35,381        $ 35,381
             Loss before extraordinary item     (7,350)         (8,698)
             Net loss                           (7,350)         (8,698)
             Net loss per common share          (37.91)         (44.77)

3. THE RECAPITALIZATION:

On April 2, 1996, BarTech consummated a Recapitalization which included the following:


o The issuance of $91,609 in aggregate principal amount of 13-1/2% Senior Secured Notes due 2001 for proceeds of $90,000.

o The issuance of 536,829 shares of Class B Common Stock of BarTech in consideration of $30,000 in cash provided by the Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates ("the Blackstone Investment"), representing a 58.6% equity interest in BarTech on a fully diluted basis.

o The establishment of a new senior revolving credit agreement ("the Credit Agreement") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank (formerly Chemical Bank), as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit.

o The consummation of the B&L Acquisition and the payment of the aggregate purchase price of approximately $38,000.

o The repayment of the following indebtedness: (i) approximately $16,800 aggregate principal amount of outstanding loans under B&L Revolving Credit Facilities; (ii) approximately $5,800 aggregate principal amount of outstanding loans under the Existing BarTech Credit Facilities; and (iii) approximately $6,100 aggregate principal amount of outstanding loans under the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (the "Master Agreement").

4. REVOLVING CREDIT AGREEMENT:

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

At of December 31, 1996, $39,800 of borrowings at varying interest rates ranging from 8.5% to 8.8% and $5,652 of irrevocable letters of credit were outstanding. BarTech had approximately $47,011 available under the Credit Agreement based on the applicable borrowing base at December 31, 1996 resulting in excess availability of $1,559. At January 31, 1997, gross availability increased by $5,946 to $52,957. With no change in borrowings or letters of credit outstanding on that date, net availability increased to $7,505.

The Credit Agreement contains a number of covenants that, among other things, will restrict the ability of BarTech and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by BarTech and its subsidiaries, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, BarTech will be required to maintain a minimum Consolidated Interest Coverage Ratio (calculated net of withdrawals from the Interest Escrow Account and fees) beginning with the four quarters ending March 31, 1998. The Credit Agreement also contains provisions that will prohibit any modification of the Indenture in any manner adverse to the Lenders and that will limit BarTech's ability to refinance the Senior Secured Notes without the consent of such Lenders.

5. FINANCING ARRANGEMENTS:

BarTech had the following long-term debt obligations outstanding as of September 30 and December 31, 1996:

-------------------------------------------------------------------------------------------------------------
Loan:                                                                            September 30,  December 31,
                                                                                       1996       1996
-------------------------------------------------------------------------------------------------------------
Senior Secured Notes, $91,609, interest at 13-1/2% payable semi-annually on
    each April 1 and October 1, beginning October 1, 1996, maturity date April      $ 91,609   $ 91,609
    1, 2001
Marine Midland Term Loan, interest at Prime or LIBOR, monthly principal
    payments of $93 beginning November 1, 1995, maturity date October 1, 2004          8,981      8,703
RDC Loan, interest at 7.75%, quarterly principal payments of $18 beginning
    October 1, 1997, maturity date July 1, 2004                                          500        500
Economic Development Partnership ("EDP I"), total commitment of $6,000, interest at 3%, quarterly principal payments of $118 beginning April 1,
    1997, maturity date October 1, 2009                                                6,000      6,000
Sunny Day Fund I ("SDF I"), total commitment of $7,000, interest at 3%,
    quarterly principal payments of $137 beginning April 1, 1997, maturity date        6,950      6,950
    October 1, 2009
Community Development  Block Grant Program  ("CDBG"),  total commitment of $700, interest at 3%, quarterly principal payments of $7 and $13 in 1995 and
    1996, respectively, beginning July 1, 1998, maturity date July 1, 2010               690        690
Economic  Development  Partnership  ("EDP  II"),  total  commitment  of $5,600, interest at 3%, quarterly  principal  payments of $27 beginning July 1, 1998
    maturity date July 1, 2010                                                         1,300      1,300
Housing and Urban  Development  108 ("HUD")  Bond,  total  commitment of $8,500, variable  interest rates of 8.12% in 1995 and ranging from 6.59% to 8.15% in

    1996, eight payments ranging from $400 to $1,450 beginning October 1, 1996,
    maturity date September 26, 2003                                                   7,600      7,600
Pennsylvania Industrial  Development Authority Note ("PIDA I"), total commitment of $2,000, interest at 2%, quarterly principal and interest payments of $39,
    maturity date October 1, 2009                                                      1,797      1,767
Pennsylvania Industrial Development Authority Note ("PIDA II"), total commitment of $2,000, interest at 3%, quarterly principal and interest
    payments of $41, maturity date March 1, 2011                                       1,932      1,875
Bethlehem Subordinated Note, interest at 7%, annual principal payments of
    $1,833 beginning October 1, 2000, maturity date September 26, 2002                 5,500      5,500
Business Infrastructure Development ("BID") Program, total commitment of $2,650, interest at 3% paid quarterly in arrears, principal paid in
    quarterly installments of $51 beginning July 1, 1998, maturity date July 1,        2,500      2,500
    2010
Economic  Development  Partnership  ("EDP  III"),  total  commitment  of $3,000, interest at 3%, quarterly principal and interest payments of $75, beginning
    July 1, 1998, maturity date October 1, 2009                                        3,000      3,000
Industrial Revenue Bond ("IRB"),  total  commitment of $3,600,  interest rate is calculated weekly,  representing the minimum rate required to sell the bonds in a secondary market. Principal payments of $300 beginning on the first
    of December 2009 through 2012, payments of $400 through maturity date,             3,600      3,600
    December 1, 2018
Rokop Corporation, $7,200 original principal, interest at 6.5%, maturity
    beginning June 22, 1997, through November 22, 2000                                 4,400         --
                                                                                    --------   --------
                                                                                     146,359    141,594
Less- Original issue discount                                                          7,085      6,791
                                                                                    --------   --------
                                                                                     139,274    134,803
Less- Current maturities                                                               6,848      2,710
                                                                                    --------   --------
Total Long-Term Debt                                                                $132,426   $132,093
                                                                                    ========   ========

Senior Secured Notes

The Senior Secured Notes were issued on April 2, 1996, in the amount of $91,609. Interest on the Notes will accrue at the rate of 13-1/2% per annum and are payable semi-annually on each April 1 and October 1, to the holders of record of Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date. $18,516 of net proceeds was placed into a Restricted Interest Escrow Account which will be used to make the interest payments due over the first 18 months (through and including the October 1, 1997 payment). The first interest payment of $6,149 was made on October 1, 1996.

The Senior Secured Notes are callable after three years, with the exception noted below, at the following redemption price:


                          Year                                Percentage
                          ----                              ----------------

                          1999                                  106.750%
                          2000                                  103.375

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

6. INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory at September 30 and December 31, 1996 are as follows:


                                            September 30,      December 31,
                                                1996               1996
                                            ------------       ------------

Raw materials                                  $10,241            $19,870
Work-in-process                                 20,413             26,312
Finished goods                                  15,004             14,552
                                               -------            -------

Total Inventories                              $45,658            $60,734
                                               =======            =======


7. NET LOSS PER SHARE:

The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 200,795 and 743,841 for the three months ended December 31, 1995 and 1996, respectively. Warrants outstanding are excluded from the calculations because of their antidilutive effect.

8. PROSPECTIVE CHANGE IN FISCALYEAR-END:

The Company announced on February 14, 1996 that it will change its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending in December. As a result, BarTech's new fiscal 1997 will begin December 29, 1996 and end December 27, 1997. A report covering the 89 day transition period from October 1, 1996 to December 28, 1996 will be filed on Form 10-Q.

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

Results of Operations

     Overview

BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. In fiscal 1997, BarTech is devoting substantial efforts to re-enter the hot rolled engineered bar market and expects that its initial prices will continue to be below those for the market generally, that its overall average product margins will initially reflect BarTech's re-entry into the lower quality segment of the market as BarTech seeks to pre-qualify its products and that it will experience initial inefficiencies resulting from low volume production levels. Among BarTech's 1997 objectives are increasing casting production at the Johnstown facility to commercial levels and when appropriate increasing production at the Lackawanna facility by adding additional shifts. The Company has achieved progress toward these goals since September 30, 1996. For example, daily casting production the last week of December was 167% above the first week of October, 1996. Bar mill performance for the last week of December also improved 168% over the first week of October's performance. BarTech believes its liquidity position will be sufficient to execute and complete its modernization and expansion plan, integrate the operations of BarTech and B&L, effect its hot rolled engineered bar market re-entry strategy and meet its other capital requirements, although there can be no assurance that BarTech will be able to do so. See "Liquidity and Capital Resources."

     Historical - Three months ended December 31, 1995 and 1996

The following discussion of results of operations for BarTech covers the three months ended December 31, 1995 and 1996. The results of B&L are included for the three months ended December 31, 1996. However, management does not believe that such results are indicative of its future results of operations due to the absence of a BarTech operating history, the absence of an operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. Comparison of the 1996 consolidated results with the 1995 BarTech only results is limited based on the lack of comparable information for B&L for the 1995 periods presented.

BarTech recorded net sales of $40.4 million for the three months ended December 31, 1996. This includes sales of hot rolled bar from the Lackawanna facility of $5.0 million for the three months ended December 31, 1996. Sales for B&L of $35.4 million were recorded for the three months ended December 31, 1996.

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

Despite the inclusion of B&L operations for the three months ended December 31, 1996, BarTech continued to incur losses from operations as a result of its continued investment in organization and start-up activities. As a result of the above factors, BarTech incurred a net loss from operations of $5.7 million for the quarter ending December 31, 1996.

Net interest expense increased by $4.5 million as a result of debt incurred in the Recapitalization, and revolving credit borrowings.

The tax provision consists primarily of a provision for foreign taxes.

     Pro Forma - Three months ended December 31, 1995 and 1996


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

                                             Unaudited Pro Forma Information
                                           -------------------------------------
                                           "Acquisition"     "Recapitalization"
                                              12/31/95            12/31/95
                                           -------------      -----------------

Net sales                                    $ 35,381         $ 35,381
Loss before extraordinary item                 (7,350)          (8,698)
Net loss                                       (7,350)          (8,698)
Net loss per common share                      (37.91)          (44.77)

Start-up of commercial steel production did not begin until the second quarter of fiscal 1996. Accordingly no sales were made from the Lackawanna facility for the three months ended December 31, 1995. Net sales for the three months ended December 31, 1995 from the B&L facility were $35.4 million. B&L sales remained flat for the three months ended December 31, 1995 compared with the three months ended December 31, 1996.

Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins decreased from 8.7% to 8.2% for the three months ended December 31, 1995 and 1996, primarily due to higher material cost.

Depreciation and amortization costs increased from $0.8 million to $1.2 million for the three months ended December 31, 1995 and 1996, primarily as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of B&L, as well as increasing depreciation of the BarTech facilities.

Selling, general and administrative expenses increased from $4.1 million to $4.4 million for the three months ended December 31, 1995 and 1996. Selling, general and administrative expenses in 1995 reflected the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

Interest expense increased from $4.6 million to $5.3 million principally as a result of debt incurred in the Recapitalization, and revolving credit borrowings.

Liquidity and Capital Resources

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of December 31, 1996, BarTech had approximately $6.9 million in available cash and cash equivalents. BarTech had additional liquidity available including $12.9 million in the Interest Escrow Account, and approximately $1.6 million of excess availability (based on the applicable borrowing base described below) under the Credit Agreement. As of January 31, 1997, BarTech's excess borrowing base availability had increased to $7.5 million.

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

BarTech has various financing arrangements in place in addition to the Credit Agreement that are committed to funding (i) its working capital and general corporate requirements during the commencement of operations at the Lackawanna facility, which began operating in February, 1996, and at the Johnstown facility, which commenced in the August, 1996. As of December 31, 1996, BarTech had an aggregate amount of approximately $141.6 million of outstanding indebtedness under these committed agreements.

Principal installments required under the long-term debt obligations will be as follows for the years ending September 30, 1997 and thereafter (dollars in thousands):


                                                                 Principal
                                                                 ---------
      1997 .............................................         $  6,848
      1998 .............................................            3,882
      1999 .............................................            4,267
      2000 .............................................            4,382
      2001 .............................................           97,887
      Thereafter .......................................           29,093
                                                                 --------
                                                                 $146,359
                                                                 ========

BarTech's contract with Rokop to modify, install and start-up the continuous caster at the Johnstown facility required Rokop to provide $7.2 million in notes to finance a portion of the project, of which $4.3 million was secured by liens on the caster and $2.9 million was secured by a letter of credit under the

Credit Agreement. These notes were prepaid on November 25, 1996 for $5.2 million, which allowed BarTech to realize an approximate $2.0 million discount. No gain was recognized on the repayment as the notes had been recorded at the discounted amount.

See Note 5 to the financial statements for a description of the terms of BarTech's indebtedness, including the interest rates due thereunder.

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

New Accounting Pronouncements

In May, 1995 the Financial Accounting Standards Board issued SFAS No. 121:
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a material effect on

BarTech's financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Bar Technologies Inc.
                                 (Registrant)


Date: February 14,1997          By:
                                   ---------------------------------
                                   Name:  Thomas N. Tyrrell

                                   Title: President and Chief Executive Officer