Form 10-Q/A
period 1996-12-31
BAR TECHNOLOGIES INC
filed 1997-02-24
CIK 1013335

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                                Bar Technologies Inc.
                                 (Registrant)


Date: February 14,1997          By: /s/ Thomas N. Tyrrell
                                   ---------------------------------
                                   Name:  Thomas N. Tyrrell

                                   Title: President and Chief Executive Officer