Form 10-QT
period 1996-12-28
BAR TECHNOLOGIES INC
filed 1997-03-28
CIK 1013335

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1996
                                       OR
[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    October 1, 1996     to   December 28, 1996
                               ----------------------    --------------------

                        Commission file number 333-04254

                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3753384
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
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class A Common Stock, $0.001               207,012 shares
         par value                         outstanding @ March 28, 1997

Class B Common Stock, $0.001               536,829 shares
         par value                         outstanding @ March 28, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     [None]

                               page 1 of ( ) pages
                        Exhibit Index appears on page ( )

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                  Assets                                         September 30,           December 28,
                                                                                     1996                    1996
                                                                                ----------------       -----------------
Current Assets:
     Cash and cash equivalents                                                       $  5,523              $  7,034
     Accounts receivable, less allowances of $549 and $567, respectively               18,894                18,139
     Inventories                                                                       45,658                59,298
     Prepaid expenses                                                                   3,027                 3,091
     Restricted interest escrow                                                        12,344                12,878
                                                                                     --------              --------
                  Total current assets                                                 85,446               100,443
                                                                                     --------              --------

Property, Plant And Equipment:

     Land and improvements                                                              2,781                 2,781
     Buildings and improvements                                                        22,102                22,102
     Machinery and equipment                                                           54,224                54,060
     Construction-in-progress                                                           1,903                 2,253
                                                                                     --------              --------

                  Total property, plant and equipment                                  81,010                81,196

     Accumulated depreciation                                                          (2,128)               (3,268)
                                                                                     --------              --------

                  Net property, plant and equipment                                    78,882                77,927

Goodwill, net of accumulated amortization of $163 and $244, respectively               12,697                12,616

Other Assets, including restricted debt service fund and restricted
    interest escrow of $8,061 and $1,550, respectively                                 23,954                16,783
                                                                                     --------              --------

Total Assets                                                                         $200,979              $207,770
                                                                                     ========              ========







   The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

              Liabilities And Stockholders' Equity (Deficit)

                                                                                 September 30,         December 28,
                                                                                      1996                 1996
                                                                               -----------------      ---------------
Current Liabilities:

     Accounts payable                                                                $  22,812               $25,757
     Accrued interest                                                                    7,016                 3,879
     Other accrued liabilities                                                          12,598                17,798
     Current maturities of long-term debt                                                6,848                 2,739
     Revolving credit facility                                                          22,500                39,800
                                                                                     ---------             ---------

                  Total current liabilities                                             71,774                89,973
                                                                                     ---------             ---------

Long-Term Debt                                                                         132,426               132,093
                                                                                     ---------             ---------

Other Long-Term Liabilities                                                              9,737                 9,644
                                                                                     ---------             ---------

                  Total liabilities                                                    213,937               231,710
                                                                                     ---------             ---------

Redeemable Stock:
    Series A Preferred Stock $0.001 par value-
       Authorized, 5,000 shares;
       Issued and outstanding, 1,100 shares                                              5,500                 5,500
                                                                                     ---------             ---------

Stockholders' Equity (Deficit):
    Series B Preferred Stock $0.001 par value-
       Authorized, issued and outstanding, 1 share                                          --                    --
    Class A common stock, $0.001 par value-
       Authorized, 1,000,000 shares;
       Issued and outstanding 207,012, shares                                               --                    --
    Class B common stock, $0.001 par value-
       Authorized, 600,000 shares;
       Issued and outstanding, 536,829 shares                                                1                     1

    Additional paid-in capital                                                          33,706                33,706
    Warrants outstanding                                                                 5,119                 5,119
    Retained deficit                                                                   (57,235)             (681,354)
    Deferred compensation                                                                   --                    --
    Cumulative translation adjustment                                                      (49)               (1,312)
                                                                                     ---------             ---------

                  Total stockholders' equity (deficit)                                 (18,458)              (29,440)
                                                                                     ---------             ---------

Total Liabilities & Stockholders' Equity (Deficit)                                    $200,979              $207,770
                                                                                     =========             =========





        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 28, 1996

                  (Dollars in Thousands, Except Per Share Data)

                                                         1995                 1996
                                                      -----------          ----------
Net sales                                              $   --                $40,251


Cost of sales                                             3,002               40,709

Depreciation and amortization                               236                1,221

Selling, general and administrative expense               1,563                4,305
                                                       --------             --------
                  Loss from operations                   (4,801)              (5,984)

Interest expense, net                                      (873)              (5,148)

Other income/(expense)                                      158                  328
                                                       --------             --------
                  Loss before income taxes               (5,516)             (10,804)

Income tax provision                                       --                      3
                                                       --------             --------
                  Net loss                               (5,516)             (10,807)
                                                       --------             --------
Preferred stock dividends                                    96                   93
                                                       --------             --------
Net loss applicable to common shares                    $(5,612)            $(10,900)
                                                       ========             ========
Net loss per common share                               $(65.82)             $(14.66)
                                                       ========             ========










        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 28, 1996

                             (Dollars in Thousands)


                                                                                 1995                1996
                                                                               ---------           --------
Cash flows from operating activities:
    Net loss                                                                    $(5,516)            $(10,807)
    Adjustments to reconcile net loss to net cash used by operating activities-
       Depreciation and amortization                                                235                1,221
       Accretion of original issue discount                                        --                  2,854
       Amortization of deferred financing costs                                    --                    511
       (Increase) decrease in accounts receivable                                   (57)               7,554
       (Increase) decrease in inventory                                            --                (13,641)
       (Increase) decrease in prepaid expenses                                     (168)                 (64)
       (Increase) decrease in other assets                                         --                   (149)
       Increase (decrease) in accounts payable                                      141                2,945
       Increase (decrease) in other current liabilities                             308                2,074
       Increase (decrease) in other long-term liabilities                          --                    (93)
                                                                               --------             --------
       Net cash flows used by operating activities                               (5,057)            (169,635)
                                                                               --------             --------

Cash flows from investing activities:

     Net capital expenditures                                                    (2,611)                (186)
     Disposition of nonoperating assets                                           1,495                 --
                                                                               --------             --------
      Net cash flows used by investing activities                                (1,116)                (186)
                                                                               --------             --------

Cash flows from financing activities:

      Net receipts under revolving credit agreement                                --                 17,300
      Issuance of debt                                                            6,750                 --
      Repayments of debt                                                           (307)              (4,726)
      Preferred stock dividends                                                     (96)                 (93)
      Reduction of bond interest escrow account                                    --                  6,149
                                                                               --------             --------
  Net cash flows provided by financing activities                                 6,347               18,630

                                                                               --------             --------
Effect of exchange rates on cash                                                   --                    302

Net increase in cash and cash equivalents                                           174                1,511
Cash and cash equivalents, beginning of period                                    1,650                5,523
                                                                               --------             --------
Cash and cash equivalents, end of period                                         $1,824               $7,034
                                                                               ========             ========

Supplemental cash flow information:

    Interest paid                                                                  $671               $5,360
    Income taxes paid                                                              ----               ------

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in Thousands, Except Share and Per Share Data)

1. BASIS OF PRESENTATION

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

The Company announced on February 14, 1997 that it has changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending the last Saturday in December. As a result, Bar Tech's new fiscal 1997 will begin December 29, 1996 and end December 27, 1997.

The consolidated financial statements presented herein include the accounts of BarTech and its wholly owned subsidiary described in Note 2 after elimination of intercompany accounts and transactions.

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

        Current assets                                        $     53,743
        Property, plant and equipment                               21,468
        Other assets                                                 5,165
        Goodwill                                                    12,860
        Current liabilities                                        (38,142)
        Long-term liabilities                                      (13,064)
                                                              ------------
        Total                                                       42,030
                                                              ============

The following unaudited pro forma financial information gives effect to the acquisition of and the Recapitalization as if it had occurred on October 1, 1994. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.


The information provided below includes a presentation required by APB Opinion No. 16, labeled "Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional columns labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                                             Unaudited Pro Forma Information
                                                         ----------------------------------------
                                                           "Acquisition"     "Recapitalization"
                                                              12/31/95            12/31/95
                                                          ----------------   --------------------
          Net sales                                           $35,381             $35,381
          Loss before extraordinary item                       (7,350)             (8,698)
          Net loss                                             (7,350)             (8,698)
          Net loss per common share                            (37.91)             (44.77)

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

4. REVOLVING CREDIT AGREEMENT:

On April 2, 1996, the Credit Agreement with Chase Manhattan Bank became effective and represents a new senior revolving credit agreement (the "Revolver") among BarTech, B&L and a syndicate of banks led by Chase Manhattan Bank, as agent, which provides BarTech and B&L with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit. The Credit Agreement matures four years after the closing, which was April 2, 1996. The Credit Agreement is initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing, (ii) all of the Common Stock of BarTech outstanding on April 2, 1996, subject to dilution and release under certain circumstances, and (iii) all of the capital stock of each direct or indirect subsidiaries of BarTech. The pledges of capital stock referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to upward adjustment in certain circumstances.

As of December 28, 1996, $39,800 of borrowings at varying interest rates ranging from 8.5% to 8.8% and $5,652 of irrevocable letters of credit were outstanding. BarTech had approximately $47,011 available under the Credit Agreement based on the applicable borrowing base at December 28, 1996, resulting in excess availability of $1,559. At February 28, 1997, gross availability increased by $8,540 to $55,551. With no change in borrowings and an additional $1,100 in letter of credit outstandings on that date, net availability increased to $8,999.

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

5. FINANCING ARRANGEMENTS:

BarTech had the following long-term debt obligations outstanding as of September 30 and December 28, 1996:

                                                                                   September 30,    December 28,
                                                                                       1996             1996
                                                                                   -------------    -------------
Senior Secured Notes, $91,609, interest at 13-1/2% payable semi-annually on each April 1 and October 1, beginning October 1, 1996, maturity date April
    1, 2001                                                                         $      91,609    $      91,609
Marine Midland Term Loan, interest at Prime or LIBOR, monthly principal
    payments of $93 beginning November 1, 1995, maturity date October 1, 2004.              8,981            8,703
RDC Loan, interest at 7.75%, quarterly principal payments of $18 beginning
    October 1, 1997, maturity date July 1, 2004.                                              500              500
Economic Development Partnership ("EDP I"), total commitment of $6,000, interest at 3%, quarterly principal payments of $118 beginning April 1,
    1997, maturity date October 1, 2009.                                                    6,000            6,000
Sunny Day Fund I ("SDF I"), total commitment of $7,000, interest at 3%, quarterly principal payments of $137 beginning April 1, 1997, maturity date
    October 1, 2009.                                                                        6,950            6,950
Community Development Block Grant Program ("CDBG"), total commitment of $700, interest at 3%, quarterly principal payments of $7 and $13 in 1995 and
    1996, respectively, beginning July 1, 1998, maturity date July 1, 2010.                   690              690
Economic Development Partnership ("EDP II"), total commitment of $5,600, interest at 3%, quarterly principal payments of $27 beginning July 1, 1998 maturity
    date July 1, 2010.                                                                      1,300            1,300
Housing and Urban Development 108 ("HUD") Bond, total commitment of $8,500, variable interest rates of 8.12% in 1995 and ranging from 6.59% to 8.15% in
    1996, eight payments ranging from $400 to $1,450 beginning October 1, 1996,
    maturity date September 26, 2003.                                                       7,600            7,600
Pennsylvania Industrial Development Authority Note ("PIDA I"), total commitment of $2,000, interest at 2%, quarterly principal and interest payments of $39,
    maturity date October 1, 2009.                                                          1,797            1,805
Pennsylvania Industrial Development Authority Note ("PIDA II"), total commitment of $2,000, interest at  3%, quarterly principal and interest
    payments of $41, maturity date March 1, 2011.                                           1,932            1,875
Bethlehem Subordinated Note, interest at 7%, annual principal payments of
    $1,833 beginning October 1, 2000, maturity date September 26, 2002.                     5,500            5,500
Business Infrastructure Development ("BID") Program, total commitment of
    $2,650, interest at 3% paid quarterly in arrears, principal paid in quarterly installments of $51 beginning July 1, 1998, maturity date July 1,
    2010.                                                                                   2,500            2,500
Economic Development Partnership ("EDP III"), total commitment of $3,000, interest at 3%, quarterly principal and interest payments of $75, beginning

    July 1, 1998, maturity date October 1, 2009.                                            3,000            3,000
Industrial Revenue Bond ("IRB"), total commitment of $3,600, interest rate is calculated weekly, representing the minimum rate required to sell the bonds in a secondary market.  Principal payments of $300 beginning on the first of December 2009 through 2012, payments of $400 through maturity date,
    December 1, 2018.                                                                       3,600            3,600
Rokop Corporation, $7,200 original principal, interest at 6.5%, maturity
    beginning June 22, 1997, through November 22, 2000                                      4,400                -
                                                                                  ---------------- ----------------
                                                                                          146,359          141,632
Less- Original issue discount                                                               7,085            6,800
                                                                                  ---------------- ----------------
                                                                                          139,274          134,832
Less- Current maturities                                                                    6,848            2,739
                                                                                  ---------------- ----------------
Total Long-Term Debt                                                                 $    132,426     $    132,093


Senior Secured Notes

The Senior Secured Notes were issued on April 2, 1996, in the amount of $91,609. Interest on the Notes will accrue at the rate of 13-1/2% per annum and are payable semi-annually on each April 1 and October 1, to the holders of record of Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date. $18,516 of net proceeds were placed into a Restricted Interest Escrow Account which will be used to make the interest payments due over the first 18 months (through and including the October 1, 1997 payment). The first interest payment of $6,149 was made on October 1, 1996.

The Senior Secured Notes are callable after three years, with the exception noted below, at the following redemption price:

                          Year                               Percentage
                          ----                              -------------

                          1999                                106.750%
                          2000                                103.375

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

Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory at September 30 and December 28, 1996 are as follows:

                                                               September 30,        December 28,
                                                                   1996                 1996
                                                              ----------------     ----------------
Raw materials                                                   $      10,241              $18,828
Work-in-process                                                        20,413               25,918
Finished goods                                                         15,004               14,552
                                                              ----------------     ----------------

Total Inventories                                               $      45,658        $      59,298
                                                              ================     ================


7. NET LOSS PER SHARE:

The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 200,795 and 743,841 for the three months ended December 31, 1995 and December 28, 1996, respectively. Warrants outstanding are excluded from the calculations because of their antidilutive effect.

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

BarTech acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod and Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem BRW Division ceased manufacturing operations in December 1992 and no historical results are presented for the Bethlehem BRW Division due to the noncomparability of BarTech's operations, management and cost structure. BarTech restarted operations at the bar mill in Lackawanna, NY on February 9, 1996. Additionally, on August 22, 1996 the Company commissioned the continuous caster and restarted the melt shop in Johnstown, PA.

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

Results of Operations

   Overview

BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. On February 14, 1997 the Company announced that it has changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending the last Saturday in December. As a result, Bar Tech's new fiscal 1997 will begin on December 29, 1996 and end December 27, 1997. In fiscal 1997, BarTech is devoting substantial efforts to re-enter the hot rolled engineered bar market and expects that its initial prices will continue to be below those for the market generally, that its overall average product margins will initially reflect BarTech's re-entry into the lower quality segment of the market as BarTech seeks to pre-qualify its products and that it will experience initial inefficiencies resulting from low volume production levels. Among BarTech's 1997 objectives are increasing casting production at the Johnstown facility to commercial levels and when appropriate increasing production at the Lackawanna facility by adding additional shifts. The Company has achieved progress toward these goals since September 30, 1996. For example, daily casting production the last week of December was 167% above the first week of October, 1996. Bar mill performance for the last week of December also improved 168% over the first week of October's performance. BarTech believes its liquidity position will be sufficient to execute and complete its modernization and expansion plan, integrate the operations of BarTech and B&L, effect its hot rolled engineered bar market re-entry strategy and meet its other capital requirements, although there can be no assurance that BarTech will be able to do so. See "Liquidity and Capital Resources."

   Historical - Three months ended December 31, 1995 and December 28, 1996


The following discussion of results of operations for BarTech covers the three months ended December 31, 1995 and December 28, 1996. The results of B&L are included for the three months ended December 28, 1996. However, management does not believe that such results are indicative of its future results of operations due to the absence of a BarTech operating history, the absence of an operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. Comparison of the 1996 consolidated results with the 1995 BarTech only results is limited based on the lack of comparable information for B&L for the 1995 periods presented.

BarTech recorded net sales of $40.3 million for the three months ended December 28, 1996. This includes sales of hot rolled bar from the Lackawanna facility of $4.9 million for the three months ended December 28, 1996. Sales for B&L of $35.4 million were recorded for the three months ended December 28, 1996.

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

Despite the inclusion of B&L operations for the three months ended December 28, 1996, BarTech continued to incur losses from operations as a result of its continued investment in organization and start-up activities. As a result of the above factors, BarTech incurred a net loss from operations of $6.0 million for the quarter ending December 28, 1996.

Net interest expense increased by $4.3 million as a result of debt incurred in the Recapitalization, and revolving credit borrowings.

The tax provision consists primarily of a provision for foreign taxes.

   Pro Forma - Three months ended December 31, 1995 and December 28, 1996

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

                                                                           Unaudited Pro Forma Information
                                                                         ------------------------------------
                                                                         "Acquisition"     "Recapitalization"
                                                                            12/31/95            12/31/95
                                                                         -------------     ------------------

       Net sales                                                            $35,381             $35,381
       Loss before extraordinary item                                        (7,350)             (8,698)
       Net loss                                                              (7,350)             (8,698)
       Net loss per common share                                             (37.91)             (44.77)

Start-up of commercial steel production did not begin until the first calendar of 1996. Accordingly no sales were made from the Lackawanna facility for the three months ended December 31, 1995. Net sales for the three months ended December 31, 1995 from the B&L facility were $35.4 million. B&L sales remained flat for the three months ended December 31, 1995 compared with the three months ended December 28, 1996.

Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins decreased from 8.7% to 8.2% for the three months ended December 31, 1995 and December 28, 1996, primarily due to higher material cost.

Depreciation and amortization costs increased from $0.8 million to $1.2 million for the three months ended December 31, 1995 and December 28, 1996, primarily as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of B&L, as well as increasing depreciation of the BarTech facilities.

Selling, general and administrative expenses increased from $4.3 million to $4.4 million for the three months ended December 31, 1995 and December 28, 1996. Selling, general and administrative expenses in 1995 reflected the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

Interest expense increased from $4.6 million to $5.1 million principally as a result of debt incurred in the Recapitalization, and revolving credit borrowings.

Liquidity and Capital Resources

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of December 28, 1996, BarTech had approximately $7.0 million in available cash and cash equivalents. BarTech had additional liquidity available including $12.9 million in the Interest Escrow Account, and approximately $1.6 million of excess availability (based on the applicable borrowing base described below) under the Credit Agreement. As of February 22, 1997, BarTech's excess borrowing base availability had increased to $9.0 million.




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

BarTech has various financing arrangements in place in addition to the Credit Agreement that are committed to funding (i) its working capital and general corporate requirements during the commencement of operations at the Lackawanna facility, which began operating in February, 1996, and at the Johnstown facility, which commenced in the August, 1996. As of December 28, 1996, BarTech had an aggregate amount of approximately $141.6 million of outstanding indebtedness under these committed agreements.

Principal installments required under the long-term debt obligations will be as follows for the years ending September 30, 1997 and thereafter (dollars in thousands):

                                                                   Principal
                                                                   ---------
           1997.....................................................  $6,848
           1998.....................................................   3,882
           1999.....................................................   4,267
           2000.....................................................   4,382
           2001.....................................................  97,887
           Thereafter...............................................  29,093
                                                                    --------
                                                                    $146,359
                                                                    =========


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

In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128; "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Due to the Company's net loss position at December 28, 1996, the new basic EPS calculation would be the same as the old primary EPS calculation, as no dilution for any potentially dilutive securities is included in the basic EPS calculation.

In February, 1997 the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of information about Capital Structure." This statement establishes standards for disclosing information about an entities capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material effect on BarTach's financial statements.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bar Technologies Inc.
                                         (Registrant)

Date:   March 28,1997           By:  /s/ Thomas N. Tyrrell
                                    ---------------------------------
                                    Name:  Thomas N. Tyrrell
                                    Title: President and Chief Executive Officer