Form 10-QT/A
period 1996-12-28
BAR TECHNOLOGIES INC
filed 1997-05-23
CIK 1013335

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                  Assets                                                              December 28,
                                                                                  September 30,          1996
      1996            (Unaudited)
                                                                                ----------------    -----------------

Current Assets:
     Cash and cash equivalents                                                   $        5,523      $        7,034
     Accounts receivable, less allowances of $549 and $567, respectively                 18,894              18,139
     Inventories                                                                         45,658              57,815
     Prepaid expenses                                                                     3,027               3,094
     Restricted interest escrow                                                          12,344              12,878
                                                                                -----------------   ----------------

                  Total current assets                                                   85,446              98,960
                                                                                ----------------    -----------------

Property, Plant And Equipment:
     Land and improvements                                                                2,781               2,781
     Buildings and improvements                                                          22,102              22,102
     Machinery and equipment                                                             54,224              54,060
     Construction-in-progress                                                             1,903               2,253
                                                                                ----------------    -----------------

                  Total property, plant and equipment                                    81,010              81,196

     Accumulated depreciation                                                            (2,128)             (3,268)
                                                                                ----------------    -----------------

                  Net property, plant and equipment                                      78,882              77,928

Goodwill, net of accumulated amortization of $163 and $244, respectively                 12,697              12,616

Other Assets, including restricted debt service fund of $1,550 for both periods and restricted interest escrow of $6,511
    at September 30, 1996                                                                23,954              16,783
                                                                                ----------------    -----------------

Total Assets                                                                     $      200,979        $    206,287
                                                                                ================    =================




       The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

              Liabilities And Stockholders' Equity (Deficit)


                                  Assets                                                              December 28,
                                                                                  September 30,          1996
      1996            (Unaudited)
                                                                                ----------------    -----------------
Current Liabilities:
     Accounts payable                                                          $                      $      26,835
                                                                                        22,812
     Accrued interest                                                                    7,016                3,879
     Other accrued liabilities                                                          12,598               17,955
     Current maturities of long-term debt                                                6,848                2,739
     Revolving credit facility                                                          22,500               39,800
                                                                               -----------------    -----------------

                  Total current liabilities                                             71,774               91,208
                                                                               -----------------    -----------------

Long-Term Debt                                                                         132,426              132,093
                                                                               -----------------    -----------------

Other Long-Term Liabilities                                                              9,737                9,644
                                                                               -----------------    -----------------

                  Total liabilities                                                    213,937              232,945
                                                                               -----------------    -----------------

Redeemable Stock:
    Series A Preferred Stock $0.001 par value-
       Authorized, 5,000 shares;
       Issued and outstanding, 1,100 shares                                              5,500                5,500
                                                                               -----------------    -----------------

Stockholders' Equity (Deficit):
    Series B Preferred Stock $0.001 par value-
       Authorized, issued and outstanding, 1 share                                           -                    -
    Class A common stock, $0.001 par value-
       Authorized, 1,000,000 shares;
       Issued and outstanding 207,012, shares                                                -                    -
    Class B common stock, $0.001 par value-
       Authorized, 600,000 shares;

       Issued and outstanding, 536,829 shares                                                1                    1
    Additional paid-in capital                                                          33,706               33,706
    Warrants outstanding                                                                 5,119                5,119
    Retained deficit                                                                   (57,235)             (70,853)
    Cumulative translation adjustment                                                      (49)                (131)
                                                                               -----------------    -----------------

                  Total stockholders' equity (deficit)                                 (18,458)             (32,158)
                                                                               -----------------    -----------------

Total Liabilities & Stockholders' Equity (Deficit)                              $      200,979         $    206,287
                                                                               =================    =================




       The accompanying notes are an integral part of these statements.

                   BAR TECHNOLOGIES INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

       FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 28, 1996

                (Dollars in Thousands, Except Per Share Data)


                                                                                     1995                  1996
                                                                               -----------------     -----------------

Net sales                                                                      $                       $      40,251
                                                                                             -

Cost of sales                                                                            3,002                43,427

Depreciation and amortization                                                              236                 1,221

Selling, general and administrative expense                                              1,563                 4,305
                                                                               -----------------       -----------------

                  Loss from operations                                                  (4,801)               (8,702)

Interest expense, net                                                                     (873)               (5,148)

Other income/(expense)                                                                     158                   328
                                                                               -----------------     -----------------

                  Loss before income taxes                                              (5,516)              (13,522)

Income tax provision                                                                         -                     3
                                                                               -----------------     -----------------

                  Net loss                                                              (5,516)              (13,525)
                                                                               -----------------     -----------------

Preferred stock dividends                                                                   96                    93
                                                                               -----------------     -----------------

Net loss applicable to common shares                                               $    (5,612)         $    (13,618)
                                                                               =================     =================

Net loss per common share                                                        $      (27.95)        $      (18.31)
                                                                               =================     =================



       The accompanying notes are an integral part of these statements.

                   BAR TECHNOLOGIES INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

      FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 28, 1996


                          (Dollars in Thousands)


                                                                                1995             1996
Cash flows from operating activities:
    Net loss                                                                    $   (5,516)     $   (13,525)
    Adjustments to reconcile net loss to net cash used by operating activities-
       Depreciation and amortization                                                   235            1,221
       Accretion of original issue discount                                              -              285
       Amortization of deferred financing costs                                          -              511
       (Increase) decrease in accounts receivable                                      (57)             755
       (Increase) decrease in inventory                                                  -          (12,157)
       (Increase) decrease in prepaid expenses                                        (168)             (67)
       (Increase) decrease in other assets                                               -             (149)
       Increase (decrease) in accounts payable                                         141            4,023
       Increase (decrease) in other current liabilities                                308            2,220
       Increase (decrease) in other long-term liabilities                                -              (93)
                                                                                ----------      -----------
       Net cash flows used by operating activities                                  (5,057)         (16,976)
                                                                                ----------      -----------
Cash flows from investing activities:
     Capital expenditures                                                           (2,611)            (186)
     Disposition of nonoperating assets                                              1,495                -
                                                                                ----------      -----------
      Net cash flows used by investing activities                                   (1,116)            (186)
                                                                                ----------      -----------
Cash flows from financing activities:
      Net receipts under revolving credit agreement                                      -           17,300
      Issuance of debt                                                               6,750                -
      Repayments of debt                                                              (307)          (4,727)
      Preferred stock dividends                                                        (96)             (93)
      Reduction of bond interest escrow account                                          -            6,149
                                                                                ----------      -----------
  Net cash flows provided by financing activities                                    6,347           18,629
                                                                                ----------      -----------
Effect of exchange rates on cash                                                         -               44
Net increase in cash and cash equivalents                                              174            1,511
Cash and cash equivalents, beginning of period                                       1,650            5,523
                                                                                ----------      -----------
Cash and cash equivalents, end of period                                        $    1,824      $     7,034

                                                                                ==========      ===========
Supplemental cash flow information:
    Interest paid                                                               $      671      $     5,360
    Income taxes paid                                                                    -                -



       The accompanying notes are an integral part of these statements.

                    BAR TECHNOLOGIES INC. AND SUBSIDIARIES


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in Thousands, Except Share and Per Share Data)



1. BASIS OF PRESENTATION:

The consolidated financial statements at December 28, 1996 included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended September 30, 1996, included in BarTech's Form 10K, filed with the Securities and Exchange Commission on December 30, 1996.


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

The consolidated financial statements presented herein, include the accounts of BarTech and its wholly owned subsidiary described in Note 3 after elimination of intercompany accounts and transactions for the transition period from October 1, 1996 to December 28, 1996.


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

2. ADJUSTMENT OF FOURTH QUARTER FINANCIAL STATEMENTS:

Certain financial statement line items have been restated to reflect fourth quarter 1996 expenses which were not accrued as of December 28, 1996 and to record an adjustment to further reduce inventories to lower of cost-or-market. As a result of these adjustments, Cost of sales, Accounts payable and Other accrued liabilities increased by $2,718, $1,078 and $157, respectively, while Inventory decreased by $1,483. The effect of the adjustments increased BarTech's Operating loss, Loss before income taxes, Net loss, Net loss applicable to common shares and Retained deficit by $2,718 and Net loss per common share increased by $3.65.

3. ACQUISITION OF BLISS & LAUGHLIN INDUSTRIES INC. ("B&L"):

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



The information provided below includes a presentation required by APB Opinion No. 16, labeled "Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional column labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                             Unaudited Pro Forma Information
                                        ----------------------------------------
                                           "Acquisition"   "Recapitalization"
                                              12/31/95          12/31/95
                                        -----------------  ---------------------
             Net sales                        $ 35,381         $ 35,381
             Loss before extraordinary item     (7,350)          (8,698)
             Net loss                           (7,350)          (8,698)
             Net loss per common share          (37.91)          (44.77)


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



As of December 28, 1996, $39,800 of borrowings at varying interest rates ranging from 8.5% to 8.8% and $5,652 of irrevocable letters of credit were outstanding. BarTech had approximately $47,011 available under the Credit Agreement based on the applicable borrowing base at December 28, 1996, resulting in excess availability of $1,559. At February 28, 1997, gross availability increased by $8,540 to $55,551. With no change in borrowings and an additional $1,100 in letters of credit outstandings on that date, net availability increased to $8,999.

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

6. FINANCING ARRANGEMENTS:

BarTech had the following long-term debt obligations outstanding as of September 30 and December 28, 1996:



                                                                                  September 30,       December 28,
                                                                                       1996               1996
                                                                                  ---------------    ----------------
Senior Secured Notes, $91,609, interest at 13-1/2% payable semi-annually on
    each April 1 and October 1, beginning October 1, 1996, maturity date April      $      91,609      $      91,609
    1, 2001.
Marine Midland Term Loan, interest at Prime or LIBOR, monthly principal
    payments of $93 beginning November 1, 1995, maturity date October 1, 2004.              8,981              8,703
RDC Loan, interest at 7.75%, quarterly principal payments of $18 beginning
    October 1, 1997, maturity date July 1, 2004.                                              500                500

Economic Development Partnership ("EDP I"), total commitment of $6,000, interest at 3%, quarterly principal payments of $118 beginning April 1,
    1997, maturity date October 1, 2009.                                                    6,000              6,000
Sunny Day Fund I ("SDF I"), total commitment of $7,000, interest at 3%,
    quarterly principal payments of $137 beginning April 1, 1997, maturity date             6,950              6,950
    October 1, 2009.
Community Development Block Grant Program ("CDBG"), total commitment of $700, interest at 3%, quarterly principal payments of $7 and $13 in 1995 and
    1996, respectively, beginning July 1, 1998, maturity date July 1, 2010.                   690                690
Economic Development Partnership ("EDP II"), total commitment of $5,600, interest at 3%, quarterly principal payments of $27 beginning July 1, 1998 maturity
    date July 1, 2010.                                                                      1,300              1,300
Housing and Urban Development 108 ("HUD") Bond, total commitment of $8,500, variable interest rates of 8.12% in 1995 and ranging from 6.59% to 8.15% in
    1996, eight payments ranging from $400 to $1,450 beginning October 1, 1996,
    maturity date September 26, 2003.                                                       7,600              7,600
Pennsylvania Industrial Development Authority Note ("PIDA I"), total commitment of $2,000, interest at 2%, quarterly principal and interest payments of $39,
    maturity date October 1, 2009.                                                          1,797              1,790
Pennsylvania Industrial Development Authority Note ("PIDA II"), total commitment of $2,000, interest at  3%, quarterly principal and interest
    payments of $41, maturity date March 1, 2011.                                           1,932              1,890
Bethlehem Subordinated Note, interest at 7%, annual principal payments of
    $1,833 beginning October 1, 2000, maturity date September 26, 2002.                     5,500              5,500
Business Infrastructure Development ("BID") Program, total commitment of
    $2,650, interest at 3% paid quarterly in arrears, principal paid in quarterly installments of $51 beginning July 1, 1998, maturity date July 1,
    2010.                                                                                   2,500              2,500
Economic Development Partnership ("EDP III"), total commitment of $3,000, interest at 3%, quarterly principal and interest payments of $75, beginning
    July 1, 1998, maturity date October 1, 2009.                                            3,000              3,000


                                                                                  September 30,       December 28,
                                                                                       1996               1996
                                                                                  ---------------    ----------------
Industrial Revenue Bond ("IRB"), total commitment of $3,600, interest rate is calculated weekly, representing the minimum rate required to sell the bonds in a secondary market. Principal payments of $300 beginning on the first
    of December 2009 through 2012, payments of $400 through maturity date,                  3,600              3,600
    December 1, 2018.

Rokop Corporation, $7,200 original principal, interest at 6.5%, maturity
    beginning June 22, 1997, through November 22, 2000                                      4,400                  -
                                                                                  ---------------    ----------------
                                                                                          146,359            141,632
Less- Original issue discount                                                               7,085              6,800
                                                                                  ---------------    ----------------
                                                                                          139,274            134,832
Less- Current maturities                                                                    6,848              2,739
                                                                                  ===============    ================
Total Long-Term Debt                                                                 $    132,426       $    132,093
                                                                                  ===============    ================


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

The Senior Secured Notes are callable after three years, with the exception noted below, at the following redemption price:

                          Year           Percentage
                         ------          ----------

                          1999            106.750%
                          2000            103.375

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

7. INVENTORIES:

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory at September 30 and December 28, 1996 are as follows:


                             September 30,        December 28,
                                 1996                 1996
                            ----------------     ----------------
Raw materials                 $      10,241              $18,828
Work-in-process                      20,413               24,435
Finished goods                       15,004               14,552
                            ----------------     ----------------


Total Inventories             $      45,658        $      57,815
                            ================     ================


8. NET LOSS PER SHARE:

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

Results of Operations

   Overview


BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. On February 14, 1997 the Company announced that it has changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending the last Saturday in December. As a result, BarTech's new fiscal 1997 will begin on December 29, 1996 and end December 27, 1997. Additionally, certain financial statement line items have been restated to reflect fourth quarter 1996 expenses which were not accrued as of December 28, 1996 and to record an adjustment to further reduce inventories to lower of cost-or-market. As a result of these adjustments, Cost of sales, Accounts payable and Other accrued liabilities increased by $2.7, $1.1 and $0.2 million, respectively while Inventory decreased by $1.5 million. The effect of the adjustments increased BarTech's Operating loss, Loss before income taxes, Net loss applicable to common shares and Retained deficit by $2.7 million and Net loss per common share increased by $3.65.

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

Despite the inclusion of B&L operations for the three months ended December 28, 1996, BarTech continued to incur losses from operations as a result of its continued investment in organization and start-up activities. As a result of the above factors, BarTech incurred a net loss from operations of $8.7 million for the quarter ending December 28, 1996.


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

                                                Unaudited Pro Forma Information
                                             -----------------------------------
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


Start-up of commercial steel production did not begin until the first calendar quarter of 1996. Accordingly no sales were made from the Lackawanna facility for the three months ended December 31, 1995. Net sales for the three months ended December 31, 1995 from the B&L facility were $35.4 million. B&L sales remained flat for the three months ended December 31, 1995 compared with the three months ended December 28, 1996.


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


Selling, general and administrative expenses increased from $4.1 million to $4.3 million for the three months ended December 31, 1995 and December 28, 1996. Selling, general and administrative expenses in 1995 reflected the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

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

Principal installments required under the long-term debt obligations will be as follows for the years ending September 30, 1997 and thereafter (dollars in thousands):


                                                                     Principal
                                                                     ---------
           1997.....................................................  $6,848
           1998.....................................................   3,882
           1999.....................................................   4,267
           2000.....................................................   4,382
           2001.....................................................  97,887
           Thereafter                                                 29,093
                                                                      ------
                                                                    $146,359
                                                                    ========

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

See Note 6 to the financial statements for a description of the terms of BarTech's indebtedness, including the interest rates due thereunder.

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


In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128:
"Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Due to the company's net loss position at December 28, 1996, the new basic EPS calculation would be the same as the old primary EPS calculation, as no dilution for any potentially dilutive securities is included in the basic EPS calculation.

In February, 1997 the Financial Accounting Standards Board issued SFAS No. 129:
"Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entities capital structure. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material effect on BarTech's financial statements.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Bar Technologies Inc.
                                            (Registrant)


Date:   May 22,1997           By: ________________________
                                  Name:  Thomas N. Tyrrell
                                  Title: President and Chief Executive Officer