Form 10-Q
period 1997-03-29
BAR TECHNOLOGIES INC
filed 1997-05-23
CIK 1013335

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class    Name of each exchange on which registered
         -------------------    -----------------------------------------

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


Class A Common Stock, $0.001                         207,012 shares
         par value                                   outstanding @ May 19, 1997

Class B Common Stock, $0.001                         536,829 shares
         par value                                   outstanding @ May 19, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     [None]

                               page 1 of ( ) pages
                        Exhibit Index appears on page ( )

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                             (Dollars in Thousands)

                                  Assets                                          December 28,          March 29,
                                                                                      1996                 1997
                                                                                ----------------    -----------------

Current Assets:
     Cash and cash equivalents                                                   $        7,034      $        1,168
     Accounts receivable, less allowances of $567 and $574, respectively                 18,139              26,835
     Inventories                                                                         57,815              54,417
     Prepaid expenses                                                                     3,094               2,600
     Restricted interest escrow                                                          12,878              13,033
                                                                                ----------------    -----------------

                  Total current assets                                                   98,960              98,053
                                                                                ----------------    -----------------

Property, Plant And Equipment:
     Land and improvements                                                                2,781               2,781
     Buildings and improvements                                                          22,102              22,279
     Machinery and equipment                                                             54,060              54,291
     Construction-in-progress                                                             2,253               2,555
                                                                                ----------------    -----------------

                  Total property, plant and equipment                                    81,196              81,906

     Accumulated depreciation                                                            (3,268)             (4,449)
                                                                                ----------------    -----------------

                  Net property, plant and equipment                                      77,928              77,457

Goodwill, net of accumulated amortization of $244 and $325, respectively                 12,616              12,535

Other Assets, including restricted debt service fund of
    $1,550 and $1,551, respectively                                                      16,783              15,625
                                                                                ----------------    -----------------

Total Assets                                                                       $    206,287        $    203,670
                                                                                ================    =================

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                  (Dollars in Thousands, Except Per Share Data)

              Liabilities And Stockholders' Equity (Deficit)                      December 28,          March 29,
                                                                                     1996                 1997
                                                                               -----------------    -----------------

Current Liabilities:
     Accounts payable                                                            $      26,835        $      35,330
     Accrued interest                                                                    3,879                6,965
     Other accrued liabilities                                                          17,955               14,406
     Current maturities of long-term debt                                                2,739                2,326
     Revolving credit facility                                                          39,800               40,550
                                                                               -----------------    -----------------

                  Total current liabilities                                             91,208               99,577
                                                                               -----------------    -----------------

Long-Term Debt                                                                         132,093              132,478
                                                                               -----------------    -----------------

Other Long-Term Liabilities                                                              9,644                9,798
                                                                               -----------------    -----------------

                  Total liabilities                                                    232,945              241,853
                                                                               -----------------    -----------------

Redeemable Stock:
    Series A Preferred Stock $0.001 par value-
       Authorized, 5,000 shares;

       Issued and outstanding, 1,100 shares                                              5,500                5,500
                                                                               -----------------    -----------------

Stockholders' Equity (Deficit):
    Series B Preferred Stock $0.001 par value-
       Authorized, issued and outstanding, 1 share                                           -                    -
    Class A common stock, $0.001 par value-
       Authorized, 1,000,000 shares;
       Issued and outstanding 207,012, shares                                                -                    -
    Class B common stock, $0.001 par value-
       Authorized, 600,000 shares;
       Issued and outstanding, 536,829 shares                                                1                    1
    Additional paid-in capital                                                          33,706               33,706
    Warrants outstanding                                                                 5,119                5,119
    Retained deficit                                                                   (70,853)             (82,346)

    Cumulative translation adjustment                                                     (131)                (163)
                                                                               -----------------    -----------------

                  Total stockholders' equity (deficit)                                 (32,158)             (43,683)
                                                                               -----------------    -----------------

Total Liabilities & Stockholders' Equity (Deficit)                                $    206,287         $    203,670
                                                                               =================    =================

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 29, 1997

                  (Dollars in Thousands, Except Per Share Data)

                                                  1996               1997
                                            ----------------   ----------------

Net sales                                   $           588      $      52,331


Cost of sales                                         4,435             53,501

Depreciation and amortization                           188              1,262

Selling, general and administrative expense             818              3,737
                                            ----------------   ----------------

                  Loss from operations               (4,853)            (6,169)

Interest expense, net                                  (809)            (5,725)

Other income/(expense)                                 (337)               639
                                            ----------------   ----------------

                  Loss before income taxes           (5,999)           (11,255)

Income tax provision                                      -                142
                                            ----------------   ----------------

                  Net loss                           (5,999)           (11,397)
                                            ----------------   ----------------

Preferred stock dividends                                96                 96
                                            ----------------   ----------------

Net loss applicable to common shares            $    (6,095)      $    (11,493)
                                            ================   ================

Net loss per common share                     $     (30.14)     $      (15.45)
                                            ================   ================

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 29, 1997

                             (Dollars in Thousands)

                                                                          1996        1997
                                                                      --------    --------

Cash flows from operating activities:
    Net loss                                                          $ (5,999)   $(11,397)
    Adjustments to reconcile net loss to net cash used by operating activities-
       Depreciation and amortization                                        44       1,262
       Accretion of original issue discount                                 82         302
       Amortization of deferred financing costs                             --         546
       (Increase) decrease in accounts receivable                         (794)     (8,696)
       (Increase) decrease in inventory                                 (4,296)      3,398
       (Increase) decrease in prepaid expenses                              96         494
       (Increase) decrease in other assets                                 207         457
       Increase (decrease) in accounts payable                          10,803       8,495
       Increase (decrease) in other current liabilities                    807        (463)
       Increase (decrease) in other long-term liabilities                   --         154
                                                                      --------    --------
       Net cash flows used by operating activities                         950      (5,448)
                                                                      --------    --------

Cash flows from investing activities:
     Capital expenditures                                               (5,330)       (710)
     Disposition of nonoperating assets                                    420          --
                                                                      --------    --------
   Net cash flows used by investing activities                          (4,910)       (710)
                                                                      --------    --------

Cash flows from financing activities:
      Net receipts under revolving credit agreement                         --         750
      Issuance of debt                                                   6,275          --
      Repayments of debt                                                  (352)       (330)
      Preferred stock dividends                                            (97)        (96)
      deferred debt financing costs                                       (275)         --
                                                                      --------    --------
Net cash flows provided by financing activities                          5,551         324
                                                                      --------    --------
Effect of exchange rates on cash                                            --          32
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents                     1,591      (5,866)
Cash and cash equivalents, beginning of period                           1,824       7,034

                                                                      --------    --------
Cash and cash equivalents, end of period                              $  3,415    $  1,168
                                                                      ========    ========

Supplemental cash flow information:
    Interest paid                                                     $    561    $  5,411
    Income taxes paid                                                       --          --

        The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company announced on February 14, 1997 that it changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending the last Saturday in December. As a result, BarTech's new fiscal 1997 began December 29, 1996 and will end on December 27, 1997.

The consolidated financial statements presented herein, include the accounts of BarTech and its wholly owned subsidiary described in Note 2 after elimination of intercompany accounts and transactions.

Since its formation, BarTech has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its fiscal 1997 plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

Certain financial statement line items in the December 28, 1996 balance sheet have been restated to reflect fourth quarter 1996 expenses which were not accrued and to record an adjustment to further reduce inventories to lower of cost-or-market.

2. ACQUISITION OF BLISS & LAUGHLIN INDUSTRIES INC. ("B&L"):

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

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.


The information provided below includes a presentation required by APB Opinion No. 16, labeled " Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional column labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                             Unaudited Pro Forma Information
                                          --------------------------------------
                                           "Acquisition"     "Recapitalization"
                                              3/31/96              3/31/96
                                          ---------------    -------------------
          Net sales                           $42,309             $42,309
          Loss before extraordinary item       (8,375)             (9,725)
          Net loss                             (8,375)             (9,725)
          Net loss per common share            (41.88)             (48.56)

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

4. REVOLVING CREDIT AGREEMENT:

On April 2, 1996, the Credit Agreement with Chase Manhattan Bank became effective and represents a new senior revolving credit agreement (the "Revolver") among BarTech, and a syndicate of banks led by Chase Manhattan Bank, as agent, which provides BarTech with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit. The Credit Agreement matures four years after the closing, which was April 2, 1996. The Credit Agreement is initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing, (ii) all of the Common Stock of BarTech outstanding on April 2, 1996, subject to dilution and release under certain circumstances, and (iii) all of the capital stock of each direct or indirect subsidiaries of BarTech. The pledges of capital stock referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes. Borrowings under the Credit Agreement will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to upward adjustment in certain circumstances.

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of March 29, 1997, BarTech had approximately $1.2 million in available cash and cash equivalents. BarTech had additional liquidity available including $13.0 million in the Interest Escrow Account, and approximately $7.9 million of excess availability (based on the applicable borrowing base described below) under the Credit Agreement. As of April 26, 1997 (fiscal month-end), BarTech's excess borrowing base availability was $7.3 million.

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

5. FINANCING ARRANGEMENTS:


BarTech had the following long-term debt obligations outstanding as of December 28, 1996 and March 29, 1997:

                                                                                   December 28,      March 29, 1997
                                                                                       1996
                                                                                  ---------------    ----------------

Senior Secured Notes, $91,609, interest at 13-1/2% payable semi-annually on
    each April 1 and October 1, beginning October 1, 1996, maturity date April       $     91,609       $     91,609
    1, 2001.
Marine Midland Term Loan, interest at Prime or LIBOR, monthly principal
    payments of $93 beginning November 1, 1995, maturity date October 1, 2004.              8,703              8,426
RDC Loan, interest at 7.75%, quarterly principal payments of $18 beginning
    October 1, 1997, maturity date July 1, 2004.                                              500                500
Economic Development Partnership ("EDP I"), total commitment of $6,000, interest at 3%, quarterly principal payments of $118 beginning April 1,
    1997, maturity date October 1, 2009.                                                    6,000              6,000
Sunny Day Fund I ("SDF I"), total commitment of $7,000, interest at 3%,
    quarterly principal payments of $137 beginning April 1, 1997, maturity date             6,950              6,950
    October 1, 2009.
Community Development Block Grant Program ("CDBG"), total commitment of $700, interest at 3%, quarterly principal payments of $7 and $13 in 1995 and
    1996, respectively, beginning July 1, 1998, maturity date July 1, 2010.                   690                690
Economic Development Partnership ("EDP II"), total commitment of $5,600, interest at 3%, quarterly principal payments of $27 beginning July 1, 1998 maturity
    date July 1, 2010.                                                                      1,300              1,300
Housing and Urban Development 108 ("HUD") Bond, total commitment of $8,500, variable interest rates of 8.12% in 1995 and ranging from 6.59% to 8.15% in
    1996, eight payments ranging from $400 to $1,450 beginning October 1, 1996,
    maturity date September 26, 2003.                                                       7,600              7,600
Pennsylvania Industrial Development Authority Note ("PIDA I"), total commitment of $2,000, interest at 2%, quarterly principal and interest payments of $39,
    maturity date October 1, 2009.                                                          1,790              1,737
Pennsylvania Industrial Development Authority Note ("PIDA II"), total commitment of $2,000, interest at  3%, quarterly principal and interest
    payments of $41, maturity date March 1, 2011.                                           1,890              1,890
Bethlehem Subordinated Note, interest at 7%, annual principal payments of
    $1,833 beginning October 1, 2000, maturity date September 26, 2002.                     5,500              5,500
Business Infrastructure Development ("BID") Program, total commitment of
    $2,650, interest at 3% paid quarterly in arrears, principal paid in
    quarterly installments of $51 beginning July 1, 1998, maturity date July 1,                                2,500
    2010.                                                                                   2,500
Economic Development Partnership ("EDP III"), total commitment of $3,000, interest at 3%, quarterly principal and interest payments of $75, beginning
    July 1, 1998, maturity date October 1, 2009.                                            3,000              3,000
Industrial Revenue Bond ("IRB"), total commitment of $3,600, interest rate is calculated weekly, representing the minimum rate required to sell the bonds in a secondary market.  Principal payments of $300 beginning on the first
    of December 2009 through 2012, payments of $400 through maturity date,                  3,600              3,600
    December 1, 2018.                                                             ---------------    ----------------
                                                                                          141,632            141,302

Less- Original issue discount                                                               6,800              6,498
                                                                                  ---------------    ----------------
                                                                                          134,832            134,804
Less- Current maturities                                                                    2,739              2,326
                                                                                  ===============    ================
Total Long-Term Debt                                                                 $    132,093       $    132,478
                                                                                  ===============    ================

Senior Secured Notes

The Senior Secured Notes were issued on April 2, 1996, in the amount of $91,609. Interest on the Notes will accrue at the rate of 13-1/2% per annum and are payable semi-annually on each April 1 and October 1, to the holders of record of Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date. $18,516 of net proceeds were placed into a Restricted Interest Escrow Account which will be used to make the interest payments due over the first 18 months (through and including the October 1, 1997 payment). The first two interest payments of $6,149 each were made on October 1, 1996 and April 1, 1997, respectively.

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

Inventory costs include material, labor and overhead. The components of inventory at December 28, 1996 and March 29, 1997 are as follows:

                                            December 28,        March 29, 1997
                                                1996
                                           ----------------     ----------------

Raw materials                                $      18,828              $18,578
Work-in-process                                     24,435               21,830
Finished goods                                      14,552               14,009
                                           ----------------     ----------------


Total Inventories                            $      57,815        $      54,417
                                           ================     ================


7. NET LOSS PER SHARE:

The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 202,256 and 743,841 for the three months ended March 31, 1996 and March 29, 1997, respectively. Warrants and options outstanding are excluded from the calculations because of their antidilutive effect.

Management's Discussion and Analysis of Financial Condition and Results of Operations

BarTech acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod and Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September, 1994. The Bethlehem BRW Division ceased manufacturing operations in December, 1992 and no historical results are presented for the Bethlehem BRW Division due to the noncomparability of BarTech's operations, management and cost structure. BarTech restarted operations at the bar mill in Lackawanna, NY on February 9, 1996. Additionally, on August 22, 1996 the Company commissioned the continuous caster and restarted the melt shop in Johnstown, PA.

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

Results of Operations

Overview

BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. On February 14, 1997 the Company announced that it has changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis ending the last Saturday in December. As a result, BarTech's new fiscal 1997 began on December 29, 1996 and will end on December 27, 1997.

During first quarter 1997, BarTech began the transition from initial operational and organizational start-up activities to a focused commercial effort. In the latter portion of the quarter BarTech received initial qualifications from certain Tier I and II suppliers to the US automotive market. As a result of these qualifications, BarTech has accelerated the shift of its product mix from lower to higher margin steel grades. This qualification process will continue throughout the next one to three years, depending on the length of the customer qualification process, and the ability of BarTech to meet the particular customer qualification standards. Among BarTech's 1997 operational objectives are increasing caster production at the Johnstown facility to commercial levels and increasing production at the Lackawanna facility by adding additional shifts. The Company has achieved progress toward these goals since September 30, 1996. For example, daily caster production the last week of December was 167% above the first week of October, 1996 and since that time period, such production levels and existing billet inventories have sustained the Lackawanna mill requirements. Bar mill production for the last week of March also improved 365% over the first week of October's production levels and 146% over the last week of December's production levels.

BarTech believes its liquidity position will be sufficient to integrate the operations of BarTech and B&L, effect its hot rolled engineered bar market re-entry strategy and meet its other capital requirements, although there can be no assurance that BarTech will be able to do so. See "Liquidity and Capital Resources."

Historical - Three months ended March 29, 1997 compared with December 28, 1996

The following discussion of BarTech results of operations is included because comparison of the consolidated results with the 1996 BarTech-only results is limited due to the lack of comparable information for B&L for the 1996 periods presented (as discussed in the Historical three months ended March 29, 1997 compared with March 31, 1996 section below). The following table is presented for comparative purposes:

                                                           Quarter Ended

                                           ----------------------------------------------
                                            December 28, 1996           March 29, 1997
                                           ---------------------    ---------------------
      Net sales                                   $40,251                  $52,331
      Loss from operations                         (8,702)                  (6,169)
      Net loss                                    (13,525)                 (11,397)

      Net loss per common share                   ($18.31)                 ($15.45)

Net sales of $52.3 million consisted of $12.8 million in hot rolled bar sales from the Lackawanna facility, and $39.5 million from B&L. This represents an increase of $12.1 million or 30% over fourth quarter 1996, due principally to a 161% increase in shipments of hot rolled bar from the Lackawanna facility. This volume increase resulted from initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial sales at numerous new customers. The increased shipments were supported by increased production from the Johnstown caster, which started up in third calendar quarter 1996.

B&L sales increased $4.1 million or 11.7% from fourth quarter 1996 due principally to higher shipment levels. Shipment levels at B&L, and the cold finished steel industry generally, have historically been the lowest during the fourth quarter.

Selling, general and administrative expenses decreased $0.6 million or 13.2% to $3.7 million in first quarter 1997. Fourth quarter 1996 selling, general and administrative expenses included $0.3 million related to one-time personnel recruitment and relocation expenses.

The shipment increase allowed BarTech to make progress during the first quarter towards its short-term goal of generating operating income. The operating loss of $6.2 million represents a $2.5 million, or 29% improvement over fourth quarter 1996. However, to generate operating income, BarTech must continue to increase shipments and production of hot rolled bar from its Lackawanna plant. As a step toward achieving this goal and in recognition of increasing customer demand, BarTech hired a third production shift at its Lackawanna facility during first quarter 1997. The third shift performed training and maintenance activities only in this period, and the associated payroll costs totaled approximately $0.3 million. Third shift production began on April 7, 1997.

Net interest expense increased to $5.7 million from $5.1 million due principally to higher average revolving credit borrowings in first quarter 1997.

As a result of the above factors, net loss decreased $2.1 million or 15.7% to $11.4 million in first quarter 1997.

Historical - Three months ended March 29, 1997 and March 31, 1996


The following discussion of results of operations for BarTech covers the three months ended March 29, 1997 and March 31, 1996. The results of B&L are included for the three months ended March 29, 1997. However, management does not believe that such results are indicative of its future results of operations due to the absence of a BarTech operating history, the absence of an operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. Comparison of the 1997 consolidated results with the 1996 BarTech stand alone results is limited based on the lack of comparable information for B&L for the 1996 periods presented.

BarTech recorded net sales of $52.3 million for the three months ended March 29, 1997. This includes sales of hot rolled bar from the Lackawanna facility of $12.8 million for the three months ended March 29, 1997. Sales for B&L of $39.5 million were recorded for the three months ended March 29, 1997.

During 1996, BarTech undertook preparation for the start-up of commercial steel production at the Johnstown facility, at which BarTech commenced operations in August, 1996. This included, among other things, the purchasing, engineering and commencement of the installation of a continuous caster, negotiations with vendors, discussions and meetings with potential customers and the separation of utilities from Bethlehem. Costs for the portion of these activities that are not directly associated with capital projects have been charged to the operating expense in the Statement of Income. Such costs primarily relate to salaries, utilities, insurance, real estate taxes and other administrative expenses.

Despite the inclusion of B&L operations for the three months ended March 29, 1997, BarTech continued to incur losses from operations as a result of its continued investment in organization and low production volume levels. As a result of the above factors, BarTech incurred a net loss from operations of $6.2 million for the quarter ending March 29, 1997.

Net interest expense increased by $4.9 million as a result of debt incurred in the Recapitalization and revolving credit borrowings. The tax provision relates to foreign taxes.

Pro Forma - Three months ended March 31, 1996 and March 29, 1997

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

                                         Unaudited Pro Forma Information
                                      --------------------------------------
                                       "Acquisition"     "Recapitalization"
                                          3/31/96              3/31/96
                                      -----------------  -------------------

       Net sales                          $42,309             $42,309
       Loss before extraordinary item      (8,375)             (9,725)
       Net loss                            (8,375)             (9,725)
       Net loss per common share           (41.88)             (48.56)


Start-up of commercial steel production began in the first calendar quarter of 1996. Sales of $0.6 were recorded from the Lackawanna facility for the three months ended March 31, 1996. Net sales for the three months ended March 31, 1996 from the B&L facility were $41.7 million. B&L sales were $2.2 million lower for the three months ended March 29, 1997 compared with the three months ended March 31, 1996 due principally to lower price.

Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins increased from 8.2% to 11.2% of sales for the three months ended March 31, 1996 and March 29, 1997, primarily due to lower material cost.

Depreciation and amortization expense increased from $0.9 million to $1.3 million for the three months ended March 31, 1996 and March 29, 1997, primarily as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of B&L, as well as increasing depreciation of the BarTech facilities.

Selling, general and administrative expenses decreased from $4.5 million to $3.7 million for the three months ended March 31, 1996 and March 29, 1997. Selling, general and administrative expenses for the quarter ended March 31, 1996 reflect the cost of maintaining the business prior to the start up of the Lackawanna facility in February.

Interest expense increased from $4.7 million to $5.7 million principally as a result of debt incurred in the Recapitalization and revolving credit borrowings.

Liquidity and Capital Resources

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the Credit Agreement and cash flow from operations. As of March 29, 1997, BarTech had approximately $1.2 million in available cash and cash equivalents. BarTech had additional liquidity available including $13.0 million in the Interest Escrow Account, and approximately $7.9 million of excess availability (based on the applicable borrowing base described below) under the Credit Agreement. As of April 26, 1997 (April, fiscal month-end), BarTech's excess borrowing base availability was $7.3 million.

In connection with the Recapitalization, BarTech replaced its existing credit facilities with the new Credit Agreement, which provides BarTech with a maximum of $90.0 million of revolving credit loan availability. Borrowings under the Credit Agreement will be available based upon a borrowing base not to exceed a specified percentage of the aggregate net book value of accounts receivable and inventory, which percentage shall be, subject to certain exceptions, 73.0% for the first 18-month period after April 2, 1996, 71.4%, 69.0% for the two successive 12-month periods thereafter and 66.7% for the remainder of the term of the Credit Agreement. Borrowings under the Credit Agreement will bear interest based upon, at BarTech's option, a prime rate plus 2.00% or an adjusted LIBOR rate plus 3.00%, subject to increase under certain circumstances. The

Credit Agreement matures four years from the closing of the Offering, which was April 2, 1996.

BarTech has various financing arrangements in place in addition to the Credit Agreement that are committed to funding (i) its working capital and general corporate requirements during the commencement of operations at the Lackawanna facility, which began operating in February, 1996, and at the Johnstown facility, which commenced in the August, 1996. As of March 29, 1997, BarTech had an aggregate amount of approximately $141.3 million of outstanding indebtedness under these committed agreements.

Since its formation, BarTech has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its fiscal 1997 plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

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

New Accounting Pronouncements



In February, 1997 the Financial Accounting Standards Board issued SFAS No. 128:
"Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Due to the company's net loss position, no dilution for any potentially dilutive securities is included in the existing EPS calculation presented herein. Accordingly, the EPS calculation presented herein should not differ from the new basic EPS calculation required by SFAS No. 128.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Bar Technologies Inc.
                                     ---------------------
                                        (Registrant)

Date:   May 22, 1997            By: /s/ Thomas N. Tyrrell
                                   ---------------------------------------------
                                    Name:  Thomas N. Tyrrell
                                    Title: President and Chief Executive Officer