Form 10-Q
period 1997-06-28
BAR TECHNOLOGIES INC
filed 1997-08-12
CIK 1013335

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended June 28, 1997

                                       OR

           [ ] Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

         For the transition period from _________________ to __________________

                        Commission File Number: 333-04254

                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3753384
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

    227 FRANKLIN STREET, SUITE 300,
          JOHNSTOWN, PA 15901                           (814) 533-7200
(Address of principal executive offices)       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

       Number of shares outstanding of common stock as of August 8, 1997:

CLASS A COMMON STOCK, $0.001 PAR VALUE                     207,012 SHARES
--------------------------------------                    ----------------
               (Class)                                      (Outstanding)

CLASS B COMMON STOCK, $0.001 PAR VALUE                     536,829 SHARES
--------------------------------------                    ----------------
                (Class)                                     (Outstanding)

                              BAR TECHNOLOGIES INC.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1.       Financial Statements

              Consolidated Balance Sheets (Unaudited)
              as of June 28, 1997 and December 28, 1996................................................1

              Consolidated Statements of Income (Unaudited) for the three and six month periods ended June 28, 1997 and June 30, 1996..............................2

              Consolidated Statements of Cash Flows (Unaudited) for the
              six months ended June 28, 1997 and June 30, 1996.........................................3

              Notes to Consolidated Financial Statements.............................................4-6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations......................................7-12

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................13

Item 2.       Changes in Securities...................................................................13

Item 3.       Defaults Upon Senior Securities.........................................................13

Item 4.       Submission of Matters to a Vote of Security Holders.....................................13

Item 5.       Other Information.......................................................................13

Item 6.       Exhibits and Reports on Form 8-K........................................................13

              Signatures..............................................................................14


                         PART I-FINANCIAL INFORMATION

                    BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (dollar amounts in thousands)

                                                         December 28,  June 28
                                                            1996         1997
                                                         -----------  --------
Assets:
  Current Assets:
   Cash and cash equivalents ..........................   $  7,034     $  1,133
   Accounts receivable, less allowances of $567
    and $530 ..........................................     18,139       37,499
   Inventories ........................................     57,815       51,847
   Prepaid expenses ...................................      3,094        1,920
   Restricted interest escrow .........................     12,878        6,937
                                                         -----------   --------
                                                            98,960       99,336
                                                         -----------   --------
  Property, Plant and Equipment:
   Land and improvements ..............................      2,781        2,781
   Buildings and improvements .........................     22,102       22,676
   Machinery and equipment ............................     54,060       54,677
   Construction in progress ...........................      2,253        2,895
   Accumulated depreciation ...........................     (3,268)      (5,613)
                                                         -----------   --------
                                                            77,928       77,416
                                                         -----------   --------
  Other assets:
   Goodwill, net of accumulated amortization of $244
    and $406 ..........................................     12,616       12,454
   Restricted debt service fund .......................      1,550        1,550
   Other assets .......................................     15,233       13,495
                                                         -----------   --------

                                                            29,399       27,499
                                                         -----------   --------
  Total Assets ........................................   $206,287     $204,251
                                                         ===========   ========
Liabilities:
  Current Liabilities:
   Accounts payable ...................................   $ 26,835     $ 36,461
   Accrued interest payable ...........................      3,879        3,622
   Accrued expenses and other current liabilities .....     17,955       15,549
   Current maturities of long-term debt ...............      2,739        2,982
   Revolving credit facility ..........................     39,800       53,150
                                                         -----------   --------
                                                            91,208      111,764
  Long-term debt ......................................    132,093      131,769
  Other long-term liabilities .........................      9,644        9,902
                                                         -----------   --------

  Total Liabilities ...................................    232,945      253,435
                                                         -----------   --------
  Redeemable Stock:
  Series A Preferred Stock, $0.001 par value, 5,000
   shares authorized, 1,100 and 1,100 shares issued
   and outstanding ...................................       5,500        5,500
                                                         -----------   --------

Stockholders' Equity (Deficit):
  Series B Preferred Stock, $0.001 par value,
   1 share authorized, issued and outstanding ........          --           --
  Class A Common Stock, $0.001 par value, 1,000,000
   shares authorized, 207,012 and 207,012 shares
   issued and outstanding ............................          --           --
  Class B Common Stock, $0.001 par value, 600,000
   shares authorized, 536,829 and 536,829 shares
   issued and outstanding ............................           1            1
  Additional paid-in capital .........................      33,706       33,706
  Warrants outstanding ...............................       5,119        5,119
  Retained earnings (deficit) ........................     (70,853)     (93,337)
  Cumulative translation adjustment ..................        (131)        (173)
                                                         -----------   --------
  Total Stockholders' Equity (Deficit) ...............     (32,158)     (54,684)
                                                         -----------   --------
  Total Liabilities and Stockholders' Equity (Deficit)    $206,287     $204,251
                                                         ===========   ========

   The accompanying notes are an integral part of the financial statements.

                    BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (dollar amounts in thousands, except per share data)


                                      Three months ended    Six months ended
                                      ------------------   ------------------
                                      June 28,   June 30,   June 28,  June 30,
                                        1997       1996       1997      1996
                                      --------   --------   --------  --------
Net sales                             $ 63,156   $ 39,368   $115,487  $ 39,956

Cost of sales                           62,494     41,010    115,995    45,445

Depreciation and amortization            1,238        857      2,500     1,045

Selling, general and administrative
   expenses                              4,344      3,888      8,081     4,706
                                      --------   --------   --------  --------
  (Loss) From Operations                (4,920)    (6,387)   (11,029)  (11,240)

Interest expense, net                    5,999      4,253     11,724     5,062

Other income (expense)                     130        (21)       769      (358)
                                      --------   --------   --------  --------
  (Loss) Before Provision for
   Income Taxes                        (10,789)   (10,661)   (22,044)  (16,660)

Provision for
  income taxes                             105        171        247       171
                                      --------   --------   --------  --------
  (Loss) Before Extraordinary Item     (10,894)   (10,832)   (22,291)  (16,831)

Extraordinary loss on early
  extinguishment of debt                    --      2,214         --     2,214
                                      --------   --------   --------  --------

  Net (Loss)                           (10,894)   (13,046)   (22,291)  (19,045)

Preferred stock dividends                   96         96        193       192
                                      --------   --------   --------  --------
  Net (Loss) Applicable to
    Common Shares                     $(10,990)  $(13,142)  $(22,484) $(19,237)
                                      ========   ========   ========  ========

Per share data:
  (Loss) per common share before
   extraordinary item                 $ (14.77)  $ (18.07)  $ (30.23) $ (39.38)

  Extraordinary loss on early
   extinguishment of debt                   --       3.66         --      5.12
                                      --------   --------   --------  --------
  Net (Loss) per Common Share         $ (14.77)  $ (21.73)  $ (30.23) $ (44.50)
                                      ========   ========   ========  ========

   The accompanying notes are an integral part of the financial statements.

                    BAR TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (dollar amounts in thousands)


                                                          Six months ended
                                                         ------------------
                                                         June 28,   June 30,
                                                           1997       1996
                                                         --------   --------
Operating activities:

  Net (loss)                                             $(22,291)  $(19,045)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         2,507        901
      Extraordinary loss on early extinguishment
        of debt                                                 -      2,214
  Acretion of original issue discount                         616        357
      Amortization of deferred financing costs              1,074        932
      (Increase) decrease in accounts receivable          (19,358)       400
      (Increase) decrease in inventory                      5,968     (6,623)
      (Increase) decrease in prepaid expenses               1,174       (417)
      (Increase) decrease in other assets                     505       (256)
      Increase (decrease) in accounts payable               9,625      4,319
      Increase (decrease) in other current liabilities     (2,662)     3,647
      Increase (decrease) in deferred income taxes            139         (4)
      Increase (decrease) in other long-term liabilities      119         58
                                                         ---------  ---------
    Net cash provided by (used in) operating activities   (22,584)   (13,517)
                                                         ---------  ---------
Investing activities:

  Capital expenditures                                     (1,832)   (10,365)
  Acquisition of B&L, net of cash                               -    (41,028)
  Disposition of nonoperating assets                            -        138
                                                         ---------  ---------
    Net cash provided by (used in) investing activities    (1,832)   (51,255)
                                                         ---------  ---------
Financing activities:

  Net receipts under revolving credit agreement            13,350      7,000
  Proceeds from issuance of debt                              322     92,411
  Repayments of debt                                       (1,018)   (30,975)
  Proceeds from issuance of common stock                        -     30,000
  Proceeds from issuance of warrants                            -      5,119
  Preferred stock dividends                                   (193)     (193)
  Deferred debt financing costs                                 -    (12,398)
  Payments from (deposits into) bond interest escrow        6,096    (18,516)
                                                         ---------  ---------
    Net cash provided by (used in) financing activities    18,557     72,448
                                                         ---------  ---------

Effect of exchange rates on cash                              (42)       (55)

(Decrease) increase in cash equivalents                    (5,901)     7,621
Cash equivalents at beginning of period                     7,034      1,824
                                                         ---------  ---------
Cash equivalents at end of period                        $  1,133    $ 9,445
                                                         =========  =========

Supplemental information:
  Interest paid                                          $  9,474   $  1,197
  Income taxes paid                                           178        607

   The accompanying notes are an integral part of the financial statements.

                    BAR TECHNOLOGIES INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                         (dollar amounts in thousands)

1.  BASIS OF PRESENTATION

The consolidated financial statements and other pro forma information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended September 30, 1996, included in BarTech's Form 10K, filed with the Securities and Exchange Commission in December, 1996.

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

The Company announced on February 14, 1997 that it changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis generally ending the last Saturday in December. As a result, BarTech's new fiscal year 1997 began December 29, 1996 and will end on December 27, 1997.

The consolidated financial statements presented include the accounts of BarTech and its wholly owned subsidiary Bliss & Laughlin Industries, Inc. after elimination of intercompany accounts and transactions.

Since its formation, BarTech has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization discussed in Note 2, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its fiscal 1997 plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

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


              Current assets                   $   53,743
              Property, plan and equipment         21,468
              Other assets                          5,165
              Goodwill                             12,860
              Current liabilities                 (38,142)
              Long-term liabilities               (13,064)
                                               _____________

              Total                            $   42,030
                                               =============

The following unaudited pro forma financial information gives effect to the acquisition of B&L and the Recapitalization as if it had occurred on October 1, 1994. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.



The information provided below includes a presentation required by APB Opinion No. 16, labeled "Acquisition," which assumes BarTech only incurred the debt necessary to acquire B & L. The additional column labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                        Unaudited Pro Forma Information
                                       ----------------------------------
                                       "Acquisition"   "Recapitalization"
                                          6/30/96           6/30/96
                                       -------------   ------------------

   Net sales                             $81,677           $81,677
   Loss before extraordinary item        (17,032)          (19,974)
   Net loss applicable to common shares  (17,032)          (19,974)
   Net loss per common share              (39.40)           (46.20)


3.  RECAPITALIZATION

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

4.  INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory at June 28, 1997 and December 28, 1996 are as follows:

                                          June 28, 1997      December 28, 1996
                                          -------------      -----------------
     Raw materials                             $ 18,277               $ 18,828
     Work-in-process                             19,328                 24,435
     Finished goods                              14,242                 14,552
                                                 ------                 ------
                    Total Inventories          $ 51,847               $ 57,815
                                               ========               ========

Prior to June 28, 1997 inventory was stated at estimated net realizable value which was lower than cost. As a result of increasing hot rolled bar sales values and lower unit cost levels, inventories were stated at cost for the first time in the Company's history as of June 28, 1997. Cost of sales in second quarter 1997 includes $408 as a result of the transition from market to cost values.

Work-in-process inventory at June 28, 1997 reflects a second quarter write-down of $1,704 resulting from a reconciliation of the perpetual inventory records combined with verification of physical quantities on hand.

5. NET (LOSS) PER SHARE

The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 743,841 and 604,878 for the three months ended June 28, 1997 and June 30, 1996, respectively, and 743,841 and 432,326 for the six months ended June 28, 1997 and June 30, 1996, respectively. Warrants and options outstanding are excluded from the calculations because of their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three and six month periods ended June 28, 1997 and June 30, 1996. The discussion should be read in connection with the information in the Consolidated Financial Statements and the notes pertaining thereto.

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

RESULTS OF OPERATIONS

OVERVIEW

BarTech began producing and shipping hot rolled engineered bar products on a limited basis from the Lackawanna facility in February, 1996. The installation of a continuous caster and related equipment was completed and commercial steelmaking at the Johnstown facility commenced in August, 1996. On February 14, 1997 the Company announced that it had changed its fiscal year from the current calendar quarter basis ending September 30 to a 4/4/5 week fiscal quarter basis generally ending on the last Saturday in December. As a result, BarTech's new fiscal year 1997 began on December 29, 1996 and will end on December 27, 1997.

During first quarter 1997, BarTech began the transition from initial operational and organizational start-up activities to a focused commercial effort. Since first quarter 1997 BarTech has begun to receive qualifications from certain Tier I and II suppliers to the U.S. automotive market. As a result of these qualifications, BarTech has accelerated the shift of its product mix from lower to higher margin steel grades. This qualification process will continue throughout the next one to three years, depending on the length of the customer qualification process and the ability of BarTech to meet the particular customer qualification standards.

Among BarTech's 1997 operational objectives have been to increase caster production at the Johnstown facility to commercial levels and to increase production at the Lackawanna facility by adding additional shifts. Management believes that the Johnstown caster is currently capable of operating at commercial levels, and efforts continue to increase production at the Lackawanna facility by the addition of operating shifts. A third production shift was added in April 1997, and a fourth shift will begin production in late August. Lackawanna mill production has steadily improved throughout the year. For example, July 1997 hot rolled bar production was 42.8% over January levels. Caster production at Johnstown has been adequate in all cases to support the Lackawanna facility.

HISTORICAL - THREE MONTHS ENDED JUNE 28, 1997 COMPARED WITH JUNE 30, 1996

The following discussion of the results of operations for BarTech for the three months ended June 28, 1997 and June 30, 1996 is limited due to the lack of comparable information for the prior quarters. Management does not believe that the results of BarTech included for the three months ended June 30, 1996 are indicative of its future results of operations due to the limited BarTech operating history and the inclusion of B&L on a vertically integrated basis. Also contributing to the non-comparability of the periods presented is the Company's continuing progression in moving from the start-up phase of operations toward levels of sales and production necessary to generate operating income. The following table is presented for comparative purposes:

                                                Three Months Ended
                                          ---------------------------------
                                          June 28, 1997        June 30, 1996
                                          -------------        -------------
   Net Sales                                $63,156              $39,368
   Loss before extraordinary item           (10,894)             (10,832)
   Net loss applicable to common shares     (10,990)             (13,142)

   Net loss per common share                ($14.77)             ($21.73)


NET SALES. The Company recorded net sales of $63.2 million for the three months ended June 28, 1997, as compared with net sales of $39.4 million for the same period last year. The $23.8 million or 60.4% increase for the three month period is due to a $20.4 million increase for the period in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility and increased average hot rolled bar sales prices principally resulting from the sale of higher value-added products. The increase also reflects initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial sales to numerous new customers. The shipment increase was supported by increased production from the Johnstown caster, which started up in third quarter 1996 and by the addition of a third production shift at the Lackawanna facility, which began during April 1997.

COST OF SALES. Cost of sales rose to $62.5 million for the three months ended June 28, 1997, as compared with $41.0 million for the same period last year. The $21.5 million or 52.4% increase is principally due to increased production activity associated with higher shipment levels.
Cost of sales in second quarter 1997 also includes $1.7 million and $0.4 million relating to a perpetual inventory adjustment and the effect of the transition of inventory values from market to cost, respectively
(see Note 4 to Consolidated Financial Statements - "Inventories"). Additionally, during March and April 1997, BarTech hired a third production shift at its Lackawanna facility. The third shift performed only training and maintenance activities prior to commencing production, and cost of sales includes approximately $0.4 million relating to these activities.
As a result of the above sales and cost of sales factors, the Company achieved its first positive gross margin in second quarter 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred selling, general and administrative expenses of $4.3 million for the three months ended June 28, 1997, as compared with $3.9 million for the same period last year. These increases reflect the corresponding increase in sales and other activities over the period as discussed above.

INTEREST EXPENSE, NET. Net interest expense increased to $6.0 million for the three months ended June 28, 1997, as compared with net interest expense of $4.3 million for the same period last year. The $1.7 million or 41.1% increase for the three month period, is primarily attributable to higher average amounts borrowed under the revolving credit facility. The tax provision relates to foreign taxes.

HISTORICAL - SIX MONTHS ENDED JUNE 28, 1997 COMPARED WITH JUNE 30, 1996

The following discussion of the results of operations for BarTech for the six months ended June 28, 1997 and June 30, 1996 is limited due to the lack of comparable information for the prior quarters. Management does not believe that the results of BarTech included for the six months ended June 30, 1996 are indicative of its future results of operations due to the limited BarTech operating history and the inclusion of B&L on a vertically integrated basis. Also contributing to the non-comparability of the periods presented is the Company's continuing progression in moving from the start-up phase of operations toward levels of sales and production necessary to generate operating income. The following table is presented for comparative purposes:

                                                   Six Months Ended
                                             ----------------------------------
                                             June 28, 1997       June 30, 1996
                                             -------------       -------------
      Net Sales                                $115,487             $39,956
      Loss before extraordinary item            (22,291)            (16,831)
      Net loss applicable to common shares      (22,484)            (19,237)

      Net loss per common share                 ($30.23)            ($44.50)


NET SALES. The Company recorded net sales of $115.5 million for the six months ended June 28, 1997, as compared with net sales of $40.0 million for the same period last year. The $75.5 million or 188.8% increase for the six month period, is due to a $32.7 million increase for the period in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility and increased average hot rolled bar sales prices principally resulting from the sale of higher value-added products. The increase also reflects initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial sales to numerous new customers. The shipment increase was supported by increased production from the Johnstown caster, which started up in third quarter 1996 and by the addition of a third production shift at the Lackawanna facility, which began during April 1997.

COST OF SALES. Cost of sales rose to $116.0 million for the six months ended June 28, 1997, as compared with $45.4 million for the same period last year. The $70.5 million or 155.3% increase is principally due to increased production activity associated with higher shipment levels.
Cost of sales in second quarter 1997 also includes $1.7 million and $0.4 million relating to a perpetual inventory adjustment and the effect of the transition of inventory values from market to cost, respectively
(see Note 4 to Consolidated Financial Statements - "Inventories"). Additionally, during March and April 1997, BarTech hired a third production shift at its Lackawanna facility. The third shift performed only training and maintenance activities prior to commencing production, and cost of sales includes approximately $0.4 million relating to these activities. As a result of the above sales and cost of sales factors, the Company achieved its first positive gross margin in second quarter 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred selling, general and administrative expenses of $8.1 million for the six months ended June 28, 1997, as compared with $4.7 million for the same period last year. These increases reflect the corresponding increase in sales and other activities over the period as discussed above. There was no selling, general and administrative expense for B&L prior to April 2, 1996 (the acquisition date).

INTEREST EXPENSE, NET. Net interest expense increased to $11.7 million for the six months ended June 28, 1997, as compared with net interest expense of $5.1 million for the same period last year. The $6.6 million or 129.4% increase for the six month period is primarily attributable to higher average amounts borrowed under the revolving credit facility. The tax provision relates to foreign taxes.

PRO FORMA - SIX MONTHS ENDED JUNE 28, 1997 COMPARED WITH JUNE 30, 1996

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

                                               Unaudited Pro Forma Information
                                               -------------------------------
                                             "Acquisition"    "Recapitalization"
                                                6/30/96              6/30/96
                                                -------              -------

       Net sales                                $81,677             $81,677
       Loss before extraordinary item           (17,032)            (19,974)
       Net loss applicable to common shares     (17,032)            (19,974)
       Net loss per common share                ($39.40)            ($46.20)


Start-up of commercial steel production began in the first quarter of 1996. Sales of $1.5 million were recorded from the Lackawanna facility for the six months ended June 30, 1996. Net sales for the six months ended June 30, 1996 from the B&L facility were $80.2 million. B&L sales were $82.2 million for the six months ended June 28, 1997 an increase of $0.5 million compared with the six months ended June 30, 1996 due principally to higher volume.


Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins increased from 9.0% to 11.2% of sales for the six months ended June 30, 1996 and June 28, 1997, primarily due to lower material cost.

Selling, general and administrative expenses increased from $7.5 million to $8.1 million for the six months ended June 30, 1996 and June 28, 1997. Selling, general and administrative expenses for the first quarter ended March 31, 1996 reflect the cost of maintaining the business prior to the start up of the Lackawanna facility in February.

Interest expense increased from $8.9 million to $12.1 million principally as a result of debt incurred in the Recapitalization and revolving credit borrowings.

HISTORICAL - THREE MONTHS ENDED JUNE 28, 1997 COMPARED WITH  MARCH 29, 1997


The following discussion of the results of operations for BarTech for the three months ended June 28, 1997 and March 29, 1997 is more indicative of the progress which the company has made over the last quarter. In addition, management believes that the results of BarTech included for the three months ended March 29, 1997 are more indicative of its results of operations due to the BarTech operating history, the operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. This integration and ramp up of the company continues as the sales and production levels necessary to generate a positive operating income are attained. The following table is presented for comparative purposes:

                                                        Quarter Ended
                                             -----------------------------------
                                             June 28, 1997       March 29, 1997
                                             -------------       --------------
       Net sales                                $63,156             $52,331
       Loss from operations                      (4,920)             (6,169)
       Net loss applicable to common shares     (10,990)            (11,493)
       Net loss per common share                ($14.77)            ($15.45)

NET SALES. The Company recorded net sales of $63.2 million for the three months ended June 28, 1997, as compared with net sales of $52.3 million for the previous quarter. The $10.8 million or 20.8% increase for the three month period is principally due to a 65.1% increase in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility and increased average hot rolled bar sales prices principally resulting from the sale of higher value-added products. The increase also reflects initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial sales to numerous new customers. The shipment increase was supported by increased production from the Johnstown caster, which started up in third quarter 1996 and by the addition of a third production shift at the Lackawanna facility, which began during April 1997.

COST OF SALES. Cost of sales rose to $62.5 million for the three months ended June 28, 1997, as compared with $53.5 million for the previous quarter. The $9.0 million or 16.8% increase is principally due to increased production activity associated with higher shipment levels. Cost of sales in second quarter 1997 also includes $1.7 million and $0.4 million relating to a perpetual inventory adjustment and the effect of the transition of inventory values from market to cost

(see Note 4 to Notes to Consolidated Financial Statements -
"Inventories"). Additionally, during March and April 1997, BarTech hired a third production shift at its Lackawanna facility. The third shift performed only training and maintenance activities prior to commencing production, and cost of sales includes approximately $0.4 million relating to these activities. As a result of the above sales and cost of sales factors, the Company achieved its first positive gross margin in second quarter 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred selling, general and administrative expenses of $4.3 million for the three months ended June 28, 1997, as compared to $3.7 million for the previous quarter. These increase reflects the corresponding increase in sales and other activities over the period as discussed above.

INTEREST EXPENSE, NET. Net interest expense increased to $6.0 million for the three months ended June 28, 1997, as compared with net interest expense of $5.7 million for the previous quarter. The $0.3 million or 5.2% increase for the three month period is primarily attributable to higher average amounts borrowed under the revolving credit facility. The tax provision relates to foreign taxes.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related notes of the Company presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Management believes that inflation has not had a material effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the revolving credit facility and cash flow from operations. As of August 11, 1997, BarTech had approximately $1.0 million in available cash and cash equivalents. BarTech had additional liquidity available including $6.9 million in the Restricted Interest Escrow Account, and approximately $3.5 million of excess availability based on its revolving credit facility.

Excluding the revolving credit facility, working capital decreased by $6.8 million from the prior year end to $40.7 million as of June 28, 1997. The decrease in working capital was driven primarily by higher accounts receivable due principally to higher hot rolled bar shipment levels and average selling prices. This was offset by lower inventories based primarily on management's efforts to reduce overall inventory levels and lower June month-end scrap purchases in advance of a planned melt shop and caster shutdown which took place in July 1997, and a higher accounts payable balance relating to higher business activity levels. The revolving credit facility balance increased $13.4 million to $53.2 million, the proceeds were used to fund the higher business activity levels.

There are no restrictions on the ability of B&L to transfer funds to BarTech.

Based on its fiscal 1997 plan, the Company believes that its cash flow from operations, combined with the available funds under the revolving credit facility, will be sufficient to enable it to meet its debt service requirements when due and to funds its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB released SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Due to the Company's net loss position, no dilution for any potentially dilutive securities is included in the existing EPS calculation required by SFAS No. 128. Accordingly, had the Company applied the provisions of SFAS No. 128 in the second quarter of 1997 to the EPS calculations there would have been no impact compared to that which was reported.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are occasionally involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAR TECHNOLOGIES INC.

Date:  August 12, 1997                      By:     /s/ Thomas N. Tyrrell
                                            -----------------------------
                                            Thomas N. Tyrrell
                                            President and Chief Executive
                                                Officer


Date:  August 12, 1997                      By:    /s/ Frederick L. Deichert
                                            --------------------------------
                                            Frederick L. Deichert
                                            Vice President of Finance and
                                                Chief Financial Officer