Form 10-Q
period 1997-09-27
BAR TECHNOLOGIES INC
filed 1997-11-12
CIK 1013335

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 27, 1997

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _________________ to __________________

                        Commission File Number: 333-04254

                              BAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3753384
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

227 Franklin Street, Suite 300, Johnstown, PA 15901          (814) 533-7200
---------------------------------------------------        -------------------
     (Address of principal executive offices)                 (Registrant's
                                                            telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes      No
                                   -----    -----

      Number of shares outstanding of common stock as of November 11, 1997:

Class A Common Stock, $0.001 par value                         207,012 shares
--------------------------------------                         --------------
               (Class)                                          (Outstanding)

Class B Common Stock, $0.001 par value                         536,829 shares
--------------------------------------                         --------------
               (Class)                                          (Outstanding)

Class C Common Stock, $0.001 par value                         536,865 shares
--------------------------------------                         --------------
               (Class)                                          (Outstanding)

                              BAR TECHNOLOGIES INC.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets (Unaudited)
              as of September 27, 1997 and December 28, 1996...........................................1

              Consolidated Statements of Income (Unaudited) for the three and nine month periods ended September 27, 1997 and September 30, 1996...................2

              Consolidated Statements of Cash Flows (Unaudited) for the
              nine months ended September 27, 1997 and September 30, 1996..............................3

              Notes to Consolidated Financial Statements.............................................4-7

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations......................................8-12


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

Item 4.       Submission of Matters to a Vote of Security Holders.....................................13

Item 5.       Other Information.......................................................................13

Item 6.       Exhibits and Reports on Form 8-K........................................................13

              Signatures..............................................................................14

                         PART I - FINANCIAL INFORMATION

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
              (dollar amounts in thousands, except per share data)


                                                                             September 27,         December 28,
                                                                                 1997                  1996
                                                                             -------------        -------------
Assets:
     Current Assets:
        Cash and cash equivalents                                            $       2,127        $       7,034
        Accounts receivable, less allowances of $652 and $567                       37,129               18,139
        Inventories                                                                 51,955               57,815
        Prepaid expenses                                                             1,639                3,094
        Restricted interest escrow                                                   7,053               12,878
                                                                             -------------        -------------
                                                                                    99,903               98,960
                                                                             -------------        -------------
     Property, Plant and Equipment:
        Land and improvements                                                        2,781                2,781
        Buildings and improvements                                                  22,720               22,102
        Machinery and equipment                                                     54,702               54,060
        Construction in progress                                                     3,358                2,253
        Accumulated depreciation                                                    (6,778)              (3,268)
                                                                             -------------        -------------
                                                                                    76,783               77,928
                                                                             -------------        -------------
     Other assets:
        Goodwill, net of accumulated amortization of $486 and $244                  12,373               12,616
        Restricted debt service fund                                                 1,550                1,550
        Other assets                                                                14,110               15,233
                                                                             -------------        -------------
                                                                                    28,033               29,399
                                                                             -------------        -------------
     Total Assets                                                            $     204,719        $     206,287
                                                                             =============        =============

Liabilities:
     Current Liabilities:
        Accounts payable                                                     $      37,788        $      26,835
        Accrued interest payable                                                     6,659                3,879
        Accrued expenses and other current liabilities                              12,969               17,955
        Current maturities of long-term debt                                         3,934                2,739
        Revolving credit facility                                                   29,800               39,800
                                                                             -------------        -------------
                                                                                    91,150               91,208

     Long-term debt                                                                129,967              132,093
     Other long-term liabilities                                                    10,004                9,644
                                                                             -------------        -------------
     Total Liabilities                                                             231,121              232,945
                                                                             -------------        -------------

     Redeemable Stock:
     Series A Preferred Stock, $0.001 par value, 5,000 shares
        authorized, 1,100 and 1,100 shares issued and outstanding                    5,500                5,500
                                                                             -------------        -------------

Stockholders' Equity (Deficit):
     Series B Preferred Stock, $0.001 par value,
        1 share authorized, issued and outstanding                                      --                   --
     Class A Common Stock, $0.001 par value, 1,000,000 shares
        authorized, 207,012 and 207,012 shares issued and outstanding                   --                   --
     Class B Common Stock, $0.001 par value, 600,000 shares
        authorized, 536,829 and 536,829 shares issued and outstanding                    1                    1
     Class C Common Stock, non-voting, $0.001 par value, 600,000
        shares authorized, 536,865 and 0 shares issued and outstanding                   1                   --
     Additional paid-in capital                                                     63,055               33,706
     Warrants outstanding                                                            5,119                5,119
     Retained earnings (deficit)                                                   (99,874)             (70,853)
     Cumulative translation adjustment                                                (204)                (131)
                                                                             -------------        -------------
     Total Stockholders' Equity (Deficit)                                          (31,902)             (32,158)
                                                                             -------------        -------------
     Total Liabilities and Stockholders' Equity (Deficit)                    $     204,719        $     206,287
                                                                             =============        =============

The accompanying notes are an integral part of the financial statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
              (dollar amounts in thousands, except per share data)

                                                                    Three months ended              Nine months ended
                                                             ------------------------------    ------------------------------
                                                             September 27,    September 30,    September 27,    September 30,
                                                                  1997             1996             1997            1996
                                                             -------------    -------------    -------------    -------------
Net sales                                                    $      64,945    $      37,207    $     180,432    $      77,163

Cost of sales                                                       60,061           43,548          176,056           88,993

Depreciation and amortization                                        1,246              755            3,746            1,800

Selling, general and administrative expenses                         4,376            8,323           12,457           13,029
                                                             -------------    -------------    -------------    -------------
  Income (Loss) From Operations                                       (738)         (15,419)         (11,827)         (26,659)

Interest expense, net                                                5,797            4,898           17,521            9,960

Other income (expense)                                                  (1)           1,278              768              921
                                                             -------------    -------------    -------------    -------------
  Income (Loss) Before Provision for Income Taxes                   (6,536)         (19,039)         (28,580)         (35,698)

Provision for (benefit from) income taxes                              (95)              34              152              205
                                                             -------------    -------------    -------------    -------------
  Income (Loss) Before Extraordinary Item                           (6,441)         (19,073)         (28,732)         (35,903)

Extraordinary loss on early extinguishment of debt                      --               --               --            2,214

  Net Income (Loss)                                                 (6,441)         (19,073)         (28,732)         (38,117)

Preferred stock dividends                                               96               96              289              289
                                                             -------------    -------------    -------------    -------------
  Net Loss Applicable to Common Shares                       $      (6,537)   $     (19,169)   $     (29,021)   $     (38,406)
                                                             =============    =============    =============    =============

Per share data:
  Income (loss) per common share before extraordinary item   $       (7.74)   $      (25.88)   $      (37.34)   $      (68.95)
  Extraordinary loss on early extinguishment of debt                    --               --                              4.22
                                                             =============    =============    =============    =============
  Net Income (Loss) per Common Share                         $       (7.74)   $      (25.88)   $      (37.34)   $      (73.17)
                                                             =============    =============    =============    =============

    The accompanying notes are an integral part of the financial statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                          (dollar amounts in thousands)


                                                                                Nine months ended
                                                                       ---------------------------------
                                                                       September 27,       September 30,
                                                                            1997                1996
                                                                       -------------       -------------
Operating activities:
      Net income (loss)                                                $    (28,732)       $    (38,117)
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
              Depreciation and amortization                                   3,746               1,800
              Extraordinary loss on early extinguishment of debt                 --               2,214
              Accretion of original issue discount                              920                 633
              Amortization of deferred financing costs                        1,603               1,396
              (Increase) decrease in accounts receivable                    (18,990)                957
              (Increase) decrease in inventory                                5,860             (12,016)
              (Increase) decrease in prepaid expenses                         1,455              (1,138)
              (Increase) decrease in other assets                              (744)               (401)
              Increase (decrease) in accounts payable                        10,953               5,332
              Increase (decrease) in other current liabilities               (2,206)             11,842
              Increase (decrease) in deferred income taxes                      137                  (4)
              Increase (decrease) in other long-term liabilities                223                 277
                                                                       ------------        ------------
          Net cash provided by (used in) operating activities               (25,775)            (27,225)
                                                                       ------------        ------------

Investing activities:
      Capital expenditures                                                   (2,365)            (20,184)
      Acquisition of B&L, net of cash                                            --             (41,028)
                                                                       ------------        ------------
          Net cash provided by (used in) investing activities                (2,365)            (61,212)
                                                                       ------------        ------------

Financing activities:
      Net receipts (payments) under revolving credit agreement              (10,000)             22,500
      Proceeds from issuance of debt                                            322              97,613
      Repayments of debt                                                     (2,173)            (31,847)
      Proceeds from issuance of common stock, net of fees                    29,350              30,003
      Proceeds from issuance of warrants                                         --               5,119
      Preferred stock dividends                                                (289)               (289)
      Deferred debt financing costs                                              --             (12,398)
      Deposits to (payments from) bond interest escrow                        6,096             (18,516)
                                                                       ------------        ------------
          Net cash provided by (used in) financing activities                23,306              92,185
                                                                       ------------        ------------

Effect of exchange rates on cash                                                (73)                (49)

(Decrease) increase in cash and cash equivalents                             (4,907)              3,699
Cash and cash equivalents at beginning of period                              7,034               1,824
                                                                       ------------        ------------

Cash and cash equivalents at end of period                             $      2,127        $      5,523
                                                                       ============        ============

Supplemental information:
      Interest paid                                                    $     10,011        $      2,305
      Income taxes paid                                                         260                 622

The accompanying notes are an integral part of the financial statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              (dollar amounts in thousands, except per share data)


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

Since its formation, BarTech has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on BarTech's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, BarTech may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization discussed in Note 3, BarTech is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting BarTech's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of BarTech. Based on its strategic plan, BarTech believes that its cash flow from operations, combined with the available funds under the Credit Agreement, will be sufficient to enable BarTech to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

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

             Current assets                         $     53,743
             Property, plant and equipment                21,468
             Other assets                                  5,165
             Goodwill                                     12,860
             Current liabilities                         (38,142)
             Long-term liabilities                       (13,064)
                                                    ------------

             Total                                  $     42,030
                                                    ============

The following unaudited pro forma financial information gives effect to the acquisition of B&L and the Recapitalization as if it had occurred on October 1,

1995. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.

The information provided below includes a presentation required by APB Opinion No. 16, labeled " Acquisition," which assumes BarTech only incurred the debt necessary to acquire B&L. The additional column labeled "Recapitalization" reflects the impact of all borrowings incurred and debt repayments made by BarTech as part of the Recapitalization, in addition to those needed to acquire B&L. The unaudited pro forma condensed income statements do not purport to represent what BarTech's results of operations actually would have been if the foregoing had in fact occurred on such date.

                                             Unaudited Pro Forma Information
                                           -----------------------------------
                                           "Acquisition"    "Recapitalization"
                                              9/30/96            9/30/96
                                           -------------    ------------------
       Net sales                              $118,884           $118,884
       Loss before extraordinary item          (33,778)           (39,018)
       Net loss                                (38,360)           (43,600)
       Net loss per common share                (73.08)            (83.06)


3.  1996 Recapitalization

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


4.  1997 Equity Investment and Bank Revolving Credit Amendment

On September 11, 1997, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund and its affiliates and Veritas Capital, Inc. purchased 536,865 shares of Class C non-voting common stock for $30 million. The proceeds are expected to be spent on various capital projects at the Company's facilities. The projects are expected to be completed by fourth quarter 1999.

Additionally, the Company and its commercial banks negotiated an amendment to its existing $90 million Revolving Credit Agreement (the Amended Agreement). The Amended Agreement provides for the addition of a new revolving Sub-Facility and amends certain portions of the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15 million of additional borrowing capacity based on a higher receivables and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The original maturity date of the Revolving Credit Agreement remains April 2, 2000.

Borrowings under the Amended Agreement will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 2.00% or adjusted LIBOR plus 3.00%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings will bear interest at a rate per annum equal to, at BarTech's option, either a prime rate plus 3.50% or LIBOR plus 4.50%.

The Amended Agreement contains a number of covenants that, among other things, restrict the ability of BarTech and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on other assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by BarTech and its subsidiaries, make capital investments above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. Additionally, under the Amended Agreement, BarTech will be required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended September 30, 1998. The Amended Agreement also contains provisions that will prohibit any modification of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the Lenders and that will limit BarTech's ability to refinance the Senior Secured Notes without the consent of such Lenders.

5.  Inventories


Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory at September 27, 1997 and December 28, 1996 are as follows:

                                        9/27/97          12/28/96
                                     -------------     -------------

             Raw materials           $       4,388     $       6,933
             Work-in-process                32,993            36,330
             Finished goods                 14,574            14,552
                                     -------------     -------------

             Total Inventories       $      51,955     $      57,815
                                     =============     =============


Prior to June 28, 1997 inventory was stated at estimated fair market value which was lower than cost. As a result of increasing hot rolled bar selling values and lower unit cost levels, inventories have been stated at cost since June 28, 1997.


6. Net (Loss) Per Share

The weighted average number of common and common equivalent shares used in the calculation of net loss per common share were 844,135 and 740,547 for the three months ended September 27, 1997 and September 30, 1996, respectively, and 777,272 and 524,938 for the nine months ended September 27, 1997 and September 30, 1996 respectively. Warrants and options outstanding are excluded from the calculations because of their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Following is management's discussion and analysis of financial condition which provides information with respect to the results of operations of the Company for the three and nine month periods ended September 27, 1997 and September 30, 1996. The discussion should be read in connection with the information in the Unaudited Consolidated Financial Statements and the notes pertaining thereto.

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

On September 11, 1997, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund and its affiliates and Veritas Capital, Inc. purchased 536,865 shares of Class C non-voting common stock for $30 million. The proceeds are expected to be spent on various capital projects at the Company's facilities. The projects are expected to be completed by fourth quarter 1999.

Additionally, the Company and its commercial banks negotiated an amendment to its existing $90 million Revolving Credit Agreement (the Amended Agreement). The Amended Agreement provides for the addition of a new revolving Sub-Facility and amends certain portions of the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15 million of additional borrowing capacity based on a higher receivables and inventory advance rate than in the Revolving Credit Agreement. The Sub-facility component of the Amended Agreement expires on September 1, 1999. The original maturity date of the Revolving Credit Agreement remains April 2, 2000.


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

Among BarTech's 1997 operational objectives have been to increase caster production at the Johnstown facility to commercial levels and to increase production at the Lackawanna facility by adding additional shifts. A third Lackawanna production shift was added in April 1997, and a fourth shift began production in August 1997. Lackawanna mill production has steadily improved throughout the year. For example, September 1997 hot rolled bar production was 83.0% over January levels. Caster production at Johnstown has been adequate in all cases to support the Lackawanna facility.

Historical - Three months ended September 27, 1997 compared with September 30, 1996

The following discussion of the results of operations for BarTech for the three months ended September 27, 1997 and September 30, 1996 is limited due to the lack of comparable information for the prior quarters. Management does not believe that the results of BarTech included for the three months ended September 30, 1996 are indicative of its future results of operations due to the limited BarTech operating history and the inclusion of B&L on a vertically integrated basis. Also contributing to the non-comparability of the periods presented is the Company's continuing progression in moving from the start-up phase of operations toward levels of sales and production necessary to generate operating income. The following table is presented for comparative purposes (in thousands):

                                                      Three Months Ended
                                                 ----------------------------
                                                     9/27/97     9/30/96
                                                     -------     -------
        Net sales                                    $64,945     $37,207
        Net loss applicable to common shares          (6,537)    (19,169)
        Net loss per common share                     ($7.74)    ($25.88)


Net Sales. The Company recorded net sales of $64.9 million for the three months ended September 27, 1997, as compared with net sales of $37.2 million for the same period last year. The $27.7 million or 74.5% increase for the three month period is due to an increase in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility and to an increase in the sales mix toward higher price per unit products. This increase reflects initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial and continuing sales to numerous new customers. The shipment increase was supported by increased production from the Johnstown caster, which started up in third quarter 1996 and by the additions of a third and fourth production shift at the Lackawanna facility, which began during April and August 1997, respectively.

Cost of Sales. Cost of sales rose to $60.1 million for the three months ended September 27, 1997, as compared with $43.5 million for the same period last year. This increase reflects the increased sales and production volumes achieved during the respective periods, as described above.

Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses of $4.4 million for the three months ended September 27, 1997, as compared with $8.3 million for the same period last year. The prior year three month period includes $3.0 million of non-recurring expenses charged to operations resulting from the previously disclosed corporate restructuring and $0.7 million other one-time employee severance costs.

Interest Expense, Net. Net interest expense increased to $5.8 million for the three months ended September 27, 1997, as compared to net interest expense of $4.9 million for the same period last year. The $0.9 million or 18.4% increase for the three month period, is primarily attributable to higher average amounts borrowed under the revolving credit facility.


Historical - Nine months ended September 27, 1997 compared with September 30,
1996

The following discussion of the results of operations for BarTech for the nine months ended September 27, 1997 and September 30, 1996 is limited due to the lack of comparable information for the prior quarters. Management does not believe that the results of BarTech included for the nine months ended September 30, 1996 are indicative of its future results of operations due to the limited BarTech operating history and the inclusion of B&L on a vertically integrated basis. Also contributing to the non-comparability of the periods presented is the Company's continuing progression in moving from the start-up phase of operations toward levels of sales and production necessary to generate operating income. The following table is presented for comparative purposes (in thousands):


                                                       Nine Months Ended
                                                ------------------------------
                                                     9/27/97       9/30/96
                                                     -------       -------
       Net sales                                    $180,432       $77,163
       Loss before extraordinary item                (28,732)      (35,903)
       Net loss applicable to common shares          (29,021)      (38,406)
       Net loss per common share                     ($37.34)      ($73.17)

Net Sales. The Company recorded net sales of $180.4 million for the nine months ended September 27, 1997, as compared with net sales of $77.2 million for the same period last year. The $103.3 million or 133.9% increase is due to a an increase in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility and to an increase in the sales mix toward higher price per unit products. This increase reflects initiatives started in fourth quarter 1996, including among others, the establishment of a full time sales force and successful trial and continuing sales to numerous new customers. The shipment increase was supported by increased production from the Johnstown caster, which started up in the third quarter 1996 and by the additions of a third and fourth production shift at the Lackawanna facility, which began during April and August 1997, respectively.

Cost of Sales. Cost of sales rose to $176.1 million for the nine months ended September 27, 1997, as compared to $89.0 million for the same period last year. This increase reflects the increased sales and production volumes achieved during the respective periods, as described above.

Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses of $12.5 million for the nine months ended September 27, 1997, as compared with $13.0 million for the same period last year. The prior year nine month period includes $3.0 million of non-recurring expenses charged to operations resulting from the previously disclosed corporate restructuring and $0.7 million other one-time employee severance costs. Excluding these non-recurring charges, selling, general and administrative expenses increased by $3.2 million which reflects the corresponding increase in sales over the period, as discussed above.

Interest Expense, Net. Net interest expense increased to $17.5 million for the nine months ended September 27, 1997, compared to $10.0 million for the same period last year. The $7.6 million or 75.9% increase is primarily attributable to higher average amounts borrowed under the revolving credit facility.


Pro Forma - Nine months ended September 27, 1997 compared with September 30,
1996

The following pro forma financial information gives effect to the Recapitalization as if it had occurred on October 1, 1995. The unaudited pro forma condensed financial information is presented for informational purposes only and is not necessarily indicative of the results that actually would have occurred had the Recapitalization been consummated on the dates indicated or the results that may occur or be obtained in the future (in thousands).

                                             Unaudited Pro Forma Information
                                           -----------------------------------
                                           "Acquisition"    "Recapitalization"
                                              9/30/96            9/30/96
                                           -------------    ------------------
       Net sales                              $118,884           $118,884
       Loss before extraordinary item          (33,778)           (39,018)
       Net loss                                (38,360)           (43,600)
       Net loss per common share                (73.08)            (83.06)



Start-up of commercial steel production began in the first quarter of 1996. Sales of $4.1 million were recorded from the Lackawanna facility for the nine months ended September 30, 1996. Net sales from the B&L facility for the nine months ended September 30, 1996 were $114.8 million. B&L sales were $119.7 million for the nine months ended September 27, 1997. The $4.9 million increase is due principally to higher shipment volumes during the respective periods.

Gross margins were negative as BarTech continued to start up its facilities and re-enter the hot rolled engineered bar market. B&L's gross margins were (7.7%) of sales for the nine months ended September 30, 1996 versus 11.0% of sales for the nine months ended September 27, 1997, primarily due to lower material cost.

Selling, general and administrative expenses decreased to $12.5 million from $16.9 million for the nine months ended September 27, 1997 and September 30, 1996. Included in the nine month period ended September 30, 1996 selling, general and administrative expenses are costs of maintaining the business prior to the start up of the Lackawanna facility in February.

Net interest expense increased to $17.5 million from $14.7 million principally as a result of debt incurred in the Recapitalization and revolving credit borrowings.


Historical - Three months ended September 27, 1997 compared with June 28, 1997

The following discussion of the results of operations for BarTech for the three months ended September 27, 1997 compared to June 28, 1997 is presented due to the non-comparability with the historical data from prior years presented above. Management believes a comparison to the most recent quarter highlights the progress which the company has made in recent months and more accurately presents its results of operations due to the BarTech operating history, the operating history of B&L under BarTech's management and the consequences of operating BarTech and B&L on a vertically integrated basis. This integration and ramp up of the company continues as the sales and production levels necessary to generate a positive operating income are attained. The following table is presented for comparative purposes (in thousands):


                                                          Quarter Ended
                                                  ----------------------------
                                                     9/27/97       6/28/97
                                                     -------       -------
       Net sales                                     $64,945       $63,156
       Net loss applicable to common shares           (6,537)      (10,990)
       Net loss per common share                      ($7.74)      ($14.77)

Net Sales. The Company recorded net sales of $64.9 million for the three months ended September 27, 1997, as compared with net sales of $63.2 million for the previous quarter. The $1.7 million or 3.0% increase for the three month period is principally due to a 16.0% increase in hot rolled bar shipments to outside customers from BarTech's Lackawanna facility, partially offset by a percentage decrease in shipments from Bliss and Laughlin due to scheduled maintenance shutdowns during July 1997. The shipment increase was supported by increased production from the Johnstown caster and by the addition of a fourth production shift at the Lackawanna facility, which began during August 1997.

Cost of Sales. Cost of sales decreased to $60.1 million for the three months ended September 27, 1997, as compared with $62.5 million for the previous quarter. Cost of sales in second quarter 1997 included $1.7 million and $0.4 million relating to a perpetual inventory adjustment and the effect of the transition of inventory values from market to cost. The Company achieved its first positive gross margin in the second quarter of 1997. Additionally, during April and August 1997, BarTech hired a third and forth production shift, respectively, at its

Lackawanna facility. The third shift performed only training and maintenance activities prior to commencing production, and cost of sales for the second quarter of 1997 includes approximately $0.4 million relating to these activities.

Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses of $4.4 million for the three months ended September 27, 1997, as compared to $4.3 million for the previous quarter. This increase reflects the corresponding increase in sales and other activities over the period as discussed above.

Interest Expense, Net. Net interest expense decreased to $5.8 million for the three months ended September 27, 1997, as compared with net interest expense of $6.0 million for the previous quarter. The $0.2 million decrease for the period principally reflects a lower average balance of amounts borrowed under the revolving credit facility.


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


LIQUIDITY AND CAPITAL RESOURCES

BarTech's primary sources of liquidity consist of available cash and cash equivalents, availability under the revolving credit facility and cash flow from operations. As of September 27, 1997, BarTech had approximately $2.1 million in available cash and cash equivalents. BarTech had additional liquidity available including $7.0 million in the Interest Escrow Account, and approximately $44.0 million of excess availability based on its revolving credit facility.

Working capital increased by $3.1 million from the prior year end to $33.5 as of September 27, 1997. The increase in working capital resulted primarily from higher accounts receivable due principally to higher hot rolled bar shipment levels and average selling prices. This was offset by lower inventories based primarily on management's efforts to reduce overall inventory levels and to higher accounts payable balances due mostly to the related increases in production volumes.

There are no restrictions on the ability of B&L to transfer funds to BarTech.

Based on its strategic plan, the Company believes that its cash flow from operations, combined with the available funds under the revolving credit facility, will be sufficient to enable it to meet its debt service requirements when due and to funds its capital expenditure, working capital and general corporate requirements, although there can be no assurances with respect thereto.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB released SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Due to the Company's net loss position, no dilution for any potentially dilutive securities is included in the existing EPS calculation required by SFAS No. 128. Accordingly, management does not expect SFAS No. 128 to have a significant impact on the Corporation's consolidated financial statements.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

On September 11, 1997, the Company filed form 8-K to report the announcement of a capital investment program funded by Blackstone Capital Partners II Merchant Banking Fund L.P. and Veritas Capital, Inc.

On February 14, 1997, the Company filed form 8-K to report the a change in its fiscal year from September 30, to a 4/4/5 week fiscal quarter basis ending on the last Saturday in December.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAR TECHNOLOGIES INC.



Date:  November 11, 1997                 By:  /s/ Thomas N. Tyrrell
                                         -------------------------------------
                                         Thomas N. Tyrrell
                                         President and Chief Executive Officer

Date:  November 11, 1997                 By: /s/ Frederick L. Deichert
                                         -------------------------------------
                                         Frederick L. Deichert
                                         Vice President of Finance and
                                           Chief Financial Officer