Form 10-K405
period 1998-01-03
BAR TECHNOLOGIES INC
filed 1998-04-03
CIK 1013335

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 3, 1998
                        Commission file number 333-04254

                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3753384
          --------                                              ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)

       5700 Lombardo Center Drive, Suite 100, Seven Hills, Ohio 44131-2545
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

        (216)750-2100 (Registrant's telephone number including area code)
        -------------

               227 Franklin Street, Suite 300, Johnstown, PA 15901
               ---------------------------------------------------
                               September 30, 1996
                               ------------------

   (Former name, former address and fiscal year, if changed since last report)


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No   .
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The number of shares outstanding of each of the issuer's classes of common stock as of January 3, 1998 was as follows:

Class A Common Stock, $0.001 par value                        204,458 shares

Class B Common Stock, $0.001 par value                        536,829 shares

Class C Common Stock, $0.001 par value                        536,865 shares



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                     PART I

ITEM 1. BUSINESS

GENERAL

Bar Technologies Inc., a Delaware corporation ("BarTech" or, the "Company"), produces and markets hot rolled engineered and cold finished steel bar products direct to the automotive, machinery, industrial equipment, and tool industries, and to cold finished bar producers, independent forgers and steel service centers.

The Company acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod & Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem BRW Division was a leading manufacturer of high quality engineered bar, rod and wire products prior to its shutdown in December 1992. In conjunction with the acquisition, the Company (i) negotiated a new five-year labor agreement , and
(ii) developed and implemented a major modernization and expansion plan. The Company subsequently restarted the mill facility located in Lackawanna, New York in February 1996 and began producing and shipping hot rolled bar products utilizing purchased billets. The Company commenced its commercial steelmaking operations at its Franklin, Pennsylvania facility in August 1996 in conjunction with the commissioning of its continuous caster.

In April 1996, the Company acquired Bliss & Laughlin Industries Inc. ("BLI") (the "BLI Acquisition"), one of the largest processors of cold finished steel bar products in North America, to compliment its existing scope of product offerings and enhance its distribution network.

BUSINESS

The production of steel bar products is a segment of the overall steel market. The bar products segment is further divided into three categories which are delineated by the quality and the end use of the bar product: (i) reinforcing bar, (ii) merchant quality bar, and (iii) hot rolled engineered bar. Hot rolled engineered bar is the highest quality segment of the bar product market. The Company produces various grades and sizes of finished hot rolled engineered bar products. The Company is presently moving into the higher quality end of the hot rolled engineered bar market and intends to specialize in this end of the market when it receives the appropriate quality certifications such as QS-9000. These products require special engineering and processing to meet complex and demanding customer specifications. The semi-finished billets produced in the Company's Franklin, Pennsylvania facility are produced to specified chemical composition and quality.

The Company's hot-rolled engineered bar products include rounds and hexagons in both cut lengths and coils. The Company produces hot rolled engineered bar products up to 3 1/4" in diameter which are used in applications such as automotive suspension parts, large fasteners, hydraulic hose fittings, transmission gears and forged hand tools.

The Company also produces cold finished bars which are high quality processed steel bars used in machined and shafting products that require superior straightness, tolerance, finish and mechanical properties. Cold finished bars are processed from hot rolled bars, by a process that cleans, draws and straightens the raw material and cuts it to specific lengths. The Company believes that it offers one of the widest ranges of sizes and shapes in the cold finished bar industry. Products include round bars from 1/4" to 6" in diameter, square bars from 3/8" to 6" square, flat bars from 1/4" to 3" thick and from 1/2" to 14 5/8" wide, and hexagonal bars from 1/4" to 3 1/4" thick. End users of cold finished bars incorporate them in a wide range of products including, among others, electrical and non-electrical machinery and equipment and a wide variety of vehicular equipment including automobiles, trucks, sport-utility vehicles, off-road vehicles and agricultural equipment.

The Company also thermally treats both hot rolled and cold finished bars. The Company's thermally treated steel products include stress relieved, carbon restored, normalized or annealed products, all of which offer high strength combined with machinability.

The Company considers its products to be homogenous in manufacturing process and sales and distribution networks, constituting one industry segment.

Sales and Marketing
The Company's strategy is to market the majority of its product to consumers of higher quality, critical application hot rolled engineered bar products. Customers in these targeted market segments require higher quality hot rolled engineered bar products for use in hot and cold metal forming operations such as cold forge/extrusion, warm forge, hot forge and hot/cold coiling processes, rather than traditional machining processes.

Penetration of these targeted market segments is dependent upon various factors, including the ability to produce product to precise chemistry and manufacturing tolerances. Additionally, producers must meet pre-qualification requirements to become approved suppliers for certain potential customers. These requirements vary in scope and generally take between three and twelve months for a supplier to achieve. Frequently, the qualification process requires the Company to supply one or more trial heats of engineered bar products for customer evaluation.

The Company is also targeting accounts with longer pre-qualification requirements, such as the "Big Three" automotive producers, certain North American-based Japanese and European automotive original equipment manufacturers and their parts suppliers. The Company expects that its volume of shipments will continue to increase as the Company satisfies product pre qualification requirements.

Additionally, certain customers in the higher quality bar segments require their suppliers to be certified to third party quality systems such as QS-9000 and ISO9000 before commencing new supplier trials. The Company is in the process of obtaining its QS-9000 certification for its Lackawanna hot rolled steelmaking operations and expects to achieve this certification in third quarter 1998. The Company's Hamilton, Ontario cold finishing plant received QS-9000 certification in March 1998. The certification process at the Company's Franklin facility will begin following the completion of certification at its Lackawanna site. The Company's Harvey, Illinois facility is scheduled for final registration in fourth quarter 1998, with certification at the Company's remaining facilities in Batavia, Illinois, Medina, Ohio and Cartersville, Georgia also expected in fourth quarter 1998.

From the 1996 restart of the Lackawanna and Franklin operations, the Company shipped hot rolled bar products to its BLI subsidiary and to lower quality segments of the engineered bar markets in order to facilitate the transition of the steelmaking operations into a fully qualified supplier. From fourth quarter 1996 through year-end 1997, the Company has worked with numerous customers to achieve pre-qualification and as of March 1998, had qualified with approximately 55 hot-rolled customers. In total, the Company has approximately 150 hot rolled customers and approximately 675 cold finished bar customers.

The Company has direct sales representation in the major manufacturing centers of the Midwest, Great Lakes and Southeast regions of the United States, including among others, the Chicago, Detroit and Cleveland markets, and Canada. The Company believes the majority of hot rolled and cold finished bar product consumption in North America to be in these markets. The Company utilizes independent sales agents to cover the remaining areas of the United States and Canada in which it markets its cold finished bar. The Company also has customer service and sales personnel to staff the inside sales organization. The Company is not dependent on a single or a small number of customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

Raw Material
The Company's primary raw material for the manufacture of hot rolled products is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. Since November 1997, scrap has been purchased for the Company by a single brokerage firm, which obtains material for the Company through a variety of scrap brokers, dealers and the brokerage firm's own supplies. The market for scrap metal is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the

Company. The Company believes that adequate scrap metal supplies will continue to be available from numerous suppliers in the foreseeable future.

The Company also purchases semi-finished billets from other steelmakers for use in production at its Lackawanna facility. The Company has entered into agreements with several suppliers and expects that semi-finished billets will be available for grades the Company chooses not to produce at its Franklin, Pennsylvania facility.

Approximately 40-50% of BLI's product is produced from hot rolled bar from numerous outside sources in sizes either outside of the Company's current capability, or which the Company chooses not to produce. The remaining product supply is furnished directly from the Company's Lackawanna facility. These products include flats, and small diameter large rounds and rods. The Company expects that these products will continue to be readily available.

Energy Sources
The Company's primary use of electricity is its electric furnace operations in Franklin, Pennsylvania. The principal use of natural gas is for billet reheating operations at the Lackawanna rolling mill. Electricity and natural gas are used in a variety of alternate sources throughout all its operations.

The Company has negotiated a five year contract, expiring in May 2002 for electrical power with a utility for its Franklin, Pennsylvania operations. BarTech has also negotiated a five year agreement for natural gas at its Lackawanna rolling mill. Both agreements allow the Company to purchase energy at rates considered competitive in the current marketplace.

All of the Company's energy sources are transmitted via common carrier utilities, and therefore could be subject to disruption or curtailment. Therefore, the Company's results of operations would be adversely affected to the extent lost profits from such an event could not be recovered from under the Company's insurance policies. The Company has not experienced any material curtailment or loss of electricity or natural gas since it began operations in 1996.

Competition
The Company competes mainly on the basis of product quality, price, customer service, breadth of product offering and delivery capability. The Company believes its cost structure provides it with the means to compete effectively on pricing. The Company has corporate departments specifically dedicated to quality and customer service, which allows it to adequately support its customers' technological and other service needs. The Company believes that it has one of the widest selections of product grades and sizes in the industry. Competition in the steelmaking industry remains highly competitive and the Company continues to pursue strategies to continuously improve its market competitiveness.

The Company's primary competition for their hot rolled bar products are both large domestic steelmakers and specialized mini-mills. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes currently in place at the Company.

The Company believes it is one of the four largest cold finishing marketers in the United States. However, numerous competitors exist in the domestic cold finishing market. The Company estimates that there are over 20 cold finishers in the US market at present. Although direct foreign competition in the cold finishing industry is not a significant market factor, the ability of domestic competitors to obtain low-cost imported hot rolled bar could have an adverse affect on the Company's operations.

The Company maintains a Canadian production facility in Hamilton, Ontario. As a result, the Company is subject to business risks inherent in Canada, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operation are mitigated due to the political and economic stability of the country in which its facility is located. The Company's Canadian operations do not constitute a material portion of its overall business.

Foreign competition is a significant factor in the North American engineered bar industry. Imports are substantially affected by fluctuations in the value of various world currencies. If the U. S. dollar were to strengthen significantly against foreign currencies, the price and sales volume of the Company's products could be adversely affected. There can be no assurance, however, that economic changes will not result in increased foreign competition in the Company's North American markets.

Backlog
The Company had backlog of approximately 149,000 tons at January 3, 1998. Management does not believe that the amount of backlog is a reliable indication of future sales. Orders for both engineered bar and cold finished bar products generally are filled within five to 12 weeks of the order depending on the product, customer specification and other product requirements. Customer orders generally are cancellable without penalty prior to finish size rolling and depend on the changing production schedule of customers.

Patents, Trademarks and Trade Names
The Company has the patents, trademarks and trade names necessary for the operation of its business as now conducted. The loss of any or all of these patents, trademarks and trade names would not have a material adverse effect on the Company's business. However, in recognition of these trademarks in the marketplace, the Company considers these intellectual property rights important to its business and intends to actively defend and enforce them as necessary.

Employees
The Company and the United Steelworkers of America (the "USWA") have entered into a collective bargaining agreement relating to certain of Company employees at its Lackawanna and Johnstown facilities. The agreement expires in February 2001. Wage and benefit provisions under this collective bargaining agreement are fixed until expiration of the five-year term of the agreement and will be subject to negotiations at that time.

As part of the agreement, the Company agreed to establish an employee stock ownership plan (the "ESOP"). The Company also agreed that the Company would contribute a minimum of 20% of the then outstanding common stock of the Company to the ESOP (subject to dilution for events occurring subsequent to February
1994) and granted to the USWA the power to appoint, and the USWA has appointed, two of the directors of the Company. The Company believes that its current collective bargaining agreement with the USWA is beneficial to the Company.

Production employees at BLI's Harvey, Illinois and Hamilton, Ontario plants are covered by separate collective bargaining agreements with the USWA that expire on November 30, 1998 and July 31, 2001, respectively. Production employees at BLI's Medina, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") that expires in October 2000. Production employees at BLI's Batavia, Illinois and Cartersville, Georgia facilities are not represented by a union.

As of January 3, 1998, the Company had 1,000 employees. The Company believes that it has good relations with its employees.

Environmental Matters
The domestic steel industry is subject to a broad range of Federal, state and local environmental laws and regulations including those governing discharges into the air and water, handling and disposal of solid and hazardous wastes, the remediation of soil and ground water contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. The Company has taken, and continues to take, into account the requirements of such environmental laws and regulations in the conduct of its facilities and believes that it is currently in substantial compliance with such material laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance. To the extent the Company might incur any substantial costs, these costs most likely would be incurred over a number of years; however, no assurance can be given that future regulatory actions regarding soil or ground water at the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's financial condition and results of operations.

The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Company's facilities caused or created by Bethlehem or its predecessors in title and attributable to the period in which the Bethlehem BRW Division or its predecessors operated such facilities through the Company's contractual agreements with Bethlehem. Pursuant to such arrangements, Bethlehem has agreed to indemnify the Company for such costs by limiting the Company's potential exposure to any such damages incurred
(i) through December 1996, to 50% of the first $2.0 million in damages, or $1.0 million, and (ii) thereafter, to 50% of the first $10.0 million of damages, or $5.0 million in the aggregate. Although several investigations of past or present environmental conditions at the Company's facilities have been conducted by or on behalf of Bethlehem and certain regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the Company's facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

Bethlehem is conducting remedial activities on a small portion of the Lackawanna facility historically used for mill scale storage, which was identified by the
U. S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued August 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remedial Work Plan for the former mill scale storage area submitted to the EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey , Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effect on the Company's financial condition and results of operations.

Various Federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. The Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an individual basis or in the aggregate, although there can be no assurance with respect thereto.

The Company has the necessary environmental permits for the construction and operation of its business.

Canadian Drawn Steel Company, Inc. ("CDSC"), BLI's Canadian subsidiary, is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. BLI believes that it is currently in substantial compliance with all applicable material environmental laws and regulations and does not anticipate any substantial additional capital expenditures for environmental control facilities in the near future. However, there can be no assurance that the Company will not be required to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

Some of the steel processing operations presently conducted by Bliss & Laughlin Steel Company ("BLSC"), a wholly owned subsidiary of BLI, commenced over 100 years ago by predecessors of BLSC and included properties which over the years were sold by BLSC's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against BLI in the future based upon the current property ownership of BLI and by historical operations by its predecessors. However, BLI has received an indemnification from the former owner and operator of such properties for certain environmental claims or liabilities relating to activities at BLI's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when BLSC succeeded to ownership of such properties, and for certain environmental claims or liabilities relating to properties that were sold by BLSC's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

While the Company believes that the foregoing environmental matters will not, individually or in the aggregate have a material adverse impact on the Company's financial condition or results of operations, or on the Company's competitive position with respect to other steelmakers that are subject to the same environmental requirements, there can be no assurance to that effect.

ITEM 2. PROPERTIES

The Company operates manufacturing locations in seven locations and leases its corporate offices, the locations and square footage information are as follows :

Executive Offices - The Company's corporate offices, which are leased, were relocated to Seven Hills, Ohio in March 1998. The new corporate offices are approximately 10,500 square feet.

Franklin, Pennsylvania - Aggregate floor area of approximately 1.9 million square feet of manufacturing space.

Lackawanna, New York - Aggregate floor area of approximately 1.1 million square feet of manufacturing space.

Harvey, Illinois - Aggregate floor area of approximately 331.000 square feet consisting of manufacturing, office and storage space.

Batavia, Illinois - Aggregate floor area of approximately 61,000 square feet of manufacturing, office and storage space.

Cartersville, Georgia - Aggregate floor area of approximately 92,000 square feet of manufacturing, office and storage space.

Hamilton, Ontario, Canada - Aggregate floor area of approximately 135,000 square feet of manufacturing, office and storage space.

Medina, Ohio - Aggregate floor area of approximately 126,000 square feet of manufacturing, office and storage space.

All property relating to the Company's manufacturing facilities is owned by the Company. In addition, the Company maintains operating leases for various sales offices. The Company's corporate offices were relocated from Johnstown, Pennsylvania to Seven Hills, Ohio (a suburb of Cleveland, Ohio) in March 1998. The Company believes that all of its production facilities operate efficiently and have adequate capacity to achieve its strategic expansion objectives.

ITEM 3. LEGAL PROCEEDINGS

Bethlehem is conducting remedial activities on a small portion of the Lackawanna facility historically used for mill scale storage, which was identified by the
U. S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued August 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remedial Work Plan for the former mill scale storage area submitted to the EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey , Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effects on the Company's financial condition and results of operations.

Except as described hereunder, the Company is not involved in any other proceedings which, either individually or in the aggregate, may have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company has three classes of common equity: Class A Common Stock, Class B Common Stock, and Class C Common Stock (collectively, the "Common Stock"). There is currently no established trading market for the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED) (1)



                                                             Three Months
                                             Year Ended          Ended                Years Ended September 30,
                                             January 3,      December 28,      -------------------------------------------
                                                1998             1996            1996             1995             1994(2)
                                             ---------        ---------        ---------        ---------        ---------
                                                        (In thousands of dollars, except per share data)
Net sales                                    $ 242,585        $  40,251        $  77,163
Operating loss                                 (22,727)          (8,702)         (31,460)       $ (10,658)
Net loss before extraordinary items            (44,823)         (13,525)         (41,419)         (12,832)
Extraordinary item                                --               --             (2,214)            --
Net loss                                       (44,823)         (13,525)         (43,633)         (12,832)
Net loss applicable to common shares           (45,208)         (13,618)         (44,018)         (13,217)
Net loss per common share:
  Basic:
    Net loss before extraordinary item       $  (50.88)       $  (18.37)       $  (93.08)       $  (67.29)       $    --
    Extraordinary item                            --               --              (4.93)            --               --
                                             ---------        ---------        ---------        ---------        ---------
    Net loss                                 $  (50.88)       $  (18.37)       $  (98.01)       $  (67.29)       $    --
                                             =========        =========        =========        =========        =========

  Diluted:
    Net loss before extraordinary item       $  (50.88)       $  (18.37)       $  (93.08)       $  (67.29)       $    --
    Extraordinary item                            --               --              (4.93)            --               --
                                             ---------        ---------        ---------        ---------        ---------
    Net loss                                 $  (50.88)       $  (18.37)       $  (98.01)       $  (67.29)       $    --
                                             =========        =========        =========        =========        =========

Total assets                                   205,678          206,287          200,979           46,001           46,849
Long-term debt                                 130,741          132,093          132,426           44,952           34,759
Redeemable preferred stock                       5,500            5,500            5,500            5,500            5,500
Cash dividends declared per preferred
     share                                         385               93              350              350             --


1 The Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while 1996 and 1995 each include 52 weeks.

     The three month transition period ended December 28, 1996, bridges the gap between the Company's old and new year-ends.

2 The Company had no income statement activity prior to the acquisition and such activity was insignificant for the period from September 26, 1994, through September 30, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (In thousands of dollars, except per share information)

OVERVIEW

The Company acquired certain steelmaking and hot bar rolling assets from the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem Bar, Rod and Wire Division had ceased operations in December 1992, and therefore no related historical results are presented due to the noncomparability of the Company's operations, management and cost structure. Pursuant to its modernization and expansion plan, the Company restarted operations at its Lackawanna hot bar rolling mill in February 1996 and commissioned its continuous caster and restarted the melt shop in its Franklin, Pennsylvania facility in August 1996.

In April 1996, the Company completed a recapitalization (the "Recapitalization") that resulted in the issuance of $91,600 in aggregate principal amount of 13-1/2% Senior Notes due 2001 for proceeds of approximately $90,000. Also, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates ("Blackstone") purchased 536,829 shares of Class B Common Stock of the Company in consideration of $30,000. The Company also entered into a senior revolving credit agreement (the "Revolving Credit Agreement") with a group of banks led by Chase Manhattan Bank, as agent. This facility provided the Company with an aggregate principal amount of up to $90,000, of which a portion was available in the form of letters of credit.

At the same time in April 1996, the Company acquired Bliss & Laughlin Industries Inc. ("BLI"), a major independent cold finished processor of steel bars, for an aggregate equity purchase price of approximately $38,000, plus the assumption of $3,600 of debt and the refinancing of $16,800 of debt. The acquisition and the subsequent repayment of the $16,800 in debt, as well as a portion of the Company's capital projects, were financed with the proceeds from the Company's Recapitalization.

In September 1997, the Company's principal owners, Blackstone and certain affiliates of the successor to Veritas Capital, Inc., ("Veritas"), purchased 536,865 shares of Class C non-voting Common Stock for $30,000. The proceeds are to be utilized for various capital projects at the Company's facilities. These projects are anticipated to be completed by the second half of 1999. Additionally, the Company and its commercial banks negotiated an amendment to its existing $90,000 Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provided for the addition of a new revolving credit sub-facility ("Sub-Facility") and amended certain portions of the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provided the Company with up to $15,000 of additional borrowing capacity based on a higher receivables and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires September 1, 1999. The original maturity date of the Revolving Credit Agreement remains April 2, 2000.

Since April 1996 through fiscal 1997, the Company's results were impacted by the implementation of its modernization and expansion plan (including certain delays experienced therein) and the gradual transition from initial operational and organizational start-up activities to a focused commercial effort. Since the first quarter 1997, the Company has begun to receive qualifications from certain Tier I and II suppliers to the U.S. automotive market. As a result of these qualifications, the Company has experienced a shift of its product mix from lower to higher margins and product grades. This qualification process will continue throughout the next one to three years, depending on length of the customer qualification process and the Company's ability to meet the particular customer qualification standards.

RESULTS OF OPERATIONS

As a result of the change of its fiscal year, the Company's fiscal 1997 began December 29, 1996 and ended January 3, 1998. Fiscal 1996 began October 1, 1995 and ended September 30, 1996. Management does not believe that its results of operations through December 28, 1996 are indicative of its future operations due to the absence of a BarTech operating history, the absence of a B&L operating history under BarTech management and the consequences of operating B&L on a vertically integrated basis. Comparison of 1997 results with either the twelve months ended September 30, 1996 or December 28, 1996 is limited based on the above factors. As a result, the Company has elected to present a comparison of the fiscal year ended January 3, 1998 with the previously reported fiscal year ended September 30, 1996.

Fiscal year 1997 ended January 3, 1998 compared with fiscal year 1996 ended September 30, 1996

The following discussion of the Company's results of operations covers the fiscal years ended January 3, 1998 and September 30, 1996. The results of Bliss & Laughlin Industries Inc. ("BLI") have been included since the date of its acquisition, April 2, 1996. The overall comparability of fiscal 1997 was influenced by the following factors: (i) the Company's continuing progression in moving from the start-up status of operations toward levels of sales and production necessary to generate operating income, and (ii) the future benefit to be attained from operating BarTech and BLI on a vertically integrated basis.

The Company had net sales of $242,600 for the fiscal year ended January 3, 1998 compared with net sales of $77,200 for the fiscal year ended September 30, 1996. The increase in fiscal 1997 net sales reflected initiatives started in the fourth calendar quarter of 1996, including among others, the establishment of a full-time sales force, successful trials for pre-qualification requirements and continuing sales to numerous new customers. The increase of $165,400 over prior year's net sales was supported by increased production from the Johnstown caster, which started up during third quarter 1996 and by the addition of a third and fourth production shift at the Lackawanna facility, which began in April and August 1997, respectively. Net sales in fiscal 1997 were adversely affected by inefficiencies experienced by the Lackawanna facility as a result of increasing production levels and as BLI reacted to downward market pricing pressures in the cold finishing market from its competition.

In October 1997, the Company experienced a major mechanical breakdown at its Lackawanna hot bar rolling mill operation. A failure on its No. 1 rolling stand gearbox bearing resulted in catastrophic damage to the drive gear. The Company returned to partial operations after nine days, and full production resumed after twelve days. The Company lost an estimated 15,000 to 20,000 production tons during the outage. Because of low finished hot bar inventory levels at the time of the failure, shipment performance was adversely affected during and after the outage.

As a result, the Company's customer delivery performance deteriorated and certain customers did not place orders in November and December 1997. These customers generally were in the higher margin segment of the Company's product line. Accordingly, the Company's unit sales prices also declined during the fourth quarter 1997. Following the outage, the Company's delivery performance improved such that all of the customers which did not place orders in the latter part of the fourth quarter placed orders and accepted shipments in first quarter 1998.

Cost of sales in fiscal 1997 was $241,100 compared with $77,200 in fiscal 1996. Cost of sales was adversely affected by inefficiencies relating to the implementation of its modernization and expansion plan, including certain delays experienced therein, which resulted in lower than anticipated production levels. Additionally, inefficiencies resulting from the integration of inexperienced personnel into its Lackawanna rolling mill crews also adversely affected production and production costs.

As a result of the above factors, gross profit for fiscal 1997 was $1,500, as compared with negative gross profit of $14,800 in fiscal 1996.

Depreciation and amortization for the fiscal year ended January 3, 1998 was $4,500 compared with $2,000 for the fiscal year ended September 30, 1996. The increase was primarily attributable to the Company's modernization and expansion projects during its initial start-up period. Also contributing to the increase was additional amortization of goodwill as a result of the BLI acquisition on April 2, 1996.

Selling, general and administrative expense was $19,700 during the fiscal year ended January 3, 1998 compared with $14,600 for the fiscal year ended September 30, 1996. The increase in selling, general and administrative expense was primarily due to higher wage and salary costs as the Company continued to recruit qualified professionals. Contributing to the increase, to a lesser extent, was a one-time charge of

$1,000 for consulting fees incurred by the Company in connection with re-negotiations of its electric power contract for the primary mill at its Franklin operations and severance costs incurred in relation to the Company's relocation of its corporate offices from Johnstown, Pennsylvania to Seven Hills, Ohio (a suburb of Cleveland , Ohio). The relocation of the Company's corporate offices will allow it to focus on its customer base as approximately 150 customers are located within a 100 mile radius of Cleveland, Ohio, compared with less than 10 customers within a similar radius of Johnstown, Pennsylvania.

Interest expense, net increased to $23,300 in fiscal 1997 from $10,800 in fiscal 1996. This increase reflects higher average debt levels borrowed under the Company's revolving credit facility.

Other income was $1,400 in fiscal 1997 compared with $1,100 in fiscal 1996. This increase is largely due to the gain on the sale of certain real property at the Company's facility in Franklin, Pennsylvania in fourth quarter fiscal 1997.

Income taxes in fiscal 1997 were $200 on a loss before income taxes of $44,600, compared with income taxes of $200 on a loss before income taxes of $41,200 in fiscal 1996. The provision for income taxes consisted primarily of a provision for foreign taxes in both fiscal 1997 and fiscal 1996. As a result, the Company reported a net loss of $44,800 in fiscal 1997 compared with a net loss of $43,600 in fiscal 1996, which includes an extraordinary loss on early extinguishment of debt of $2,200.

Transition Period - Three months ended December 28, 1996

The following discussion for the Company's results of operations covers the three month transition period ended December 28, 1996, which bridges the gap between the Company's old and new fiscal year ends.

The Company recorded net sales of $40,300 for the three months ended December 28, 1996, which included net sales of BLI of $35,400 and net sales of $4,900 from the Company's Lackawanna facility.

Despite the inclusion of BLI operations for the three months ended December 28, 1996, the Company continued to incur losses from operations as a result of its continued start-up activities. The Company reported a net loss from operations of $8,700 for the three months ended December 28, 1996, as the Company continued to experience lower gross profits reflecting its re-entry into the lower margin segment of the market. Inefficiencies resulting from initial low volume production levels, the commercial start-up of the Franklin melt shop and the newly commissioned continuous caster contributed to the Company's operating loss for this three month period.

Interest expense, net was $5,100 for the three month period ended December 28, 1996, as a result of the higher average debt levels following the Company's Recapitalization in April 1996.

The provision for income taxes consisted primarily of a provision for foreign taxes related to a Canadian subsidiary of BLI.

Historical - Fiscal year 1996 ended September 30, 1996 compared with fiscal year 1995 ended September 30, 1995

The following discussion of the Company's results of operations covers the fiscal years ended September 30, 1996 and 1995. The results of Bliss & Laughlin Industries Inc. ("BLI") have been included since the date of its acquisition, April 2, 1996. Management does not believe that such results are indicative of its future performance due to the absence of a BarTech operating history, the absence of an operating history of BLI under the Company's management and the consequences of operating BarTech and BLI on a vertically integrated basis. Comparison of fiscal 1996 with the results of fiscal 1995 are limited based on the lack of comparable information for BLI for fiscal 1995.

The Company recorded net sales of $77,200 during the fiscal year ended September 30, 1996. Net sales for BLI of $73,100 were included since its acquisition date of April 1996 through September 30, 1996. The Company did not have net sales during fiscal 1995 due to its start-up status.

During fiscal 1996 and 1995, the Company undertook preparation for the start-up of commercial steel production at the Johnstown facility, which commenced operations in August 1996. This included, among other things, the purchasing, engineering and commencement of the installation of a continuous caster, negotiations with vendors, discussions and meetings with potential customers and the separation of utilities from Bethlehem. Costs for the portion of these activities that are not directly associated with capital projects have been charged to the operating expenses in the Statement of Income. Such costs primarily related to salaries, utilities, insurance, real estate taxes and other administrative expenses.

Despite the inclusion of the BLI operations since its acquisition in April 1996, the Company continued to incur losses from operations as a result of its continued investment in start-up activities. As a result, the Company reported a net loss from operations of $31,500 for the year ended September 30, 1996 compared with a net loss from operations of $10,700 for the same period in 1995.

Interest expense, net increased by $8,200 during the year ended September 30, 1996 to $10,800, from $2,600, for the same period in the prior year. This increase was the result of the additional debt incurred in the Company's Recapitalization in April 1996.

The provision for income taxes was $200 for the year ended September 30, 1996 compared with $0 for the same period in 1995. The provision in fiscal 1996 consists primarily of a provision for foreign taxes relating to a subsidiary of BLI. As a result, the Company reported a net loss in fiscal 1996 of $43,600, after an extraordinary loss on the early extinguishment of debt of $2,200, compared with a net loss of $12,800 in fiscal 1995.

Pro forma - Fiscal year 1996 ended September 30, 1996 compared with fiscal year 1995 ended September 30, 1995

The following pro forma financial information gives effect to the Recapitalization as if it had occurred on October 1, 1994. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that actually would have occurred had the Recapitalization been completed on the dates indicated or the results that may occur or be obtained in the future.


                                   Unaudited Pro Forma Information
                                         1996            1995
                                     ---------        ---------
Net sales                            $ 154,265        $ 169,372
Loss before extraordinary item         (47,716)         (18,150)
Net loss                               (52,298)         (20,807)
Net loss per common share:
  Basic                              $ (117.07)       $ (107.90)
  Diluted                              (117.07)         (107.90)

Net sales for the fiscal year ended September 30, 1996 included sales of hot rolled steel bars from the Lackawanna facility of $4,100. BLI sales decreased from $169,400 to $150,200, or 11.3%, for the fiscal year ended September 30, 1996 and 1995, primarily as a result of decreased volume.

Gross profits were negative as the Company continued its start-up activities and re-entered the bar market.

Depreciation and amortization costs increased to $3,100 from $2,000 for the fiscal years ended September 30, 1996 and 1995, respectively, primarily as a result of additional amortization of goodwill and other purchase price allocations from the acquisition of BLI, as well as increasing depreciation of the Company's facilities.

Selling, general and administrative expenses decreased to $21,000 from $22,300 for the fiscal years ended September 30, 1996 and 1995, respectively. Fiscal 1995 expenses reflect the cost of maintaining the business prior to commencing bar operations at the Lackawanna facility.

Interest expense, net increased to $19,300 for the year ended September 30, 1996 from $17,000 for the same period in fiscal 1995, as a result of higher average debt levels.

The provision for income taxes consisted primarily of a provision for foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity consist of available cash and cash equivalents, borrowings under its revolving credit facility and cash flows from operations. At January 3, 1998, the Company had approximately $3,400 in available cash and cash equivalents. The Company also had additional liquidity available of approximately $19,800 from its revolving credit facility at January 3, 1998, based on the applicable borrowing base under its amended revolving credit agreement described below.

In April 1996, the Company entered into a $90,000 revolving credit agreement with a group of banks including Chase Manhattan Bank, as agent. The revolving credit facility provided the Company with an aggregate principal amount of up to $90,000, of which a portion was in the form of letters of credit. The Credit Agreement matures April 2, 2000 and was initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing; (ii) all of the Common Stock of the Company outstanding as of April 2, 1996, subject to dilution and release under certain circumstances, and; (iii) all of the capital stock of each direct or indirect subsidiary of the Company. The pledges referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes.

The Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio. The Credit Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such lenders.

In third quarter fiscal 1997, the Company's principal owners, Blackstone and certain affiliates of the successor to Veritas Capital, Inc., ("Veritas"), purchased 536,865 shares of Class C non-voting Common Stock for $30,000. The proceeds are to be utilized for various capital projects at the Company's facilities. These projects are anticipated to be completed by the second half of 1999. Additionally, the Company and its commercial banks negotiated an amendment to its existing $90,000 Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provides for the addition of a new revolving sub-facility ("Sub-Facility") and amends certain portions of its original Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15,000 of additional borrowing capacity based on a higher receivable and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement, including amounts outstanding under the Sub-Facility, were $53,700 at January 3, 1998. The aggregate amount available under the Amended Agreement and Sub-Facility at January 3, 1998 was $19,800. Weighted-average interest rates on borrowings under the Amended Agreement and the Sub-Facility at January 3, 1998 were 8.98% and 11.0%, respectively.

The Amended Agreement contains a number of covenants similar to those in the Revolving Credit Agreement. Additionally, under the Amended Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended September 30, 1998. The Amended Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such lenders.

The Company has various financing arrangements in place in addition to its Amended Agreement that are committed to funding its working capital and corporate requirements. The Company had an aggregate amount of approximately $133,800 of borrowings outstanding under these committed agreements.

Cash used by operating activities increased to $50,900 in fiscal 1997, an increase of $18,600, from $32,300 in fiscal 1996. The increase was partially attributable to the growth in accounts receivable resulting from higher sales volume during the year. This increase was offset by smaller increases in accounts payable and other current liabilities during fiscal 1997 compared with fiscal 1996, reflecting the decrease in the growth of inventory.

Capital expenditures during fiscal 1997 were $5,800, a decrease of $15,500 from $21,300 in fiscal 1996. Capital expenditures for fiscal 1996 included the modernization and expansion of its Franklin operations. Cash used by investing activities in fiscal 1996 included $41,000 for the acquisition of BLI.

Dividends paid to holders of the Company's preferred stock were approximately $385 in both fiscal 1997 and 1996.

As of January 3, 1998, the Company had available for Federal and state income tax purposes, net operating loss carryforwards from 1997 of approximately $125,900 expiring in 2012. In addition, the Company has prior year operating loss carryforwards of $38,500 which were limited under the Recapitalization. Such amount is estimated to be limited to approximately $1,100 annually for the next fifteen years.

There are no restrictions on the ability of BLI to transfer funds to the Company.

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in completing the transition of the Company's start-up operations into a focused commercial manufacturer or to sell its products in its targeted markets could have a material adverse effect on the Company's financial condition and results of operations. In the event of substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under its Amended Agreement, or to the extent that the funds are not available, to obtain additional financing to meets its cash flow requirements. As a result of the recapitalization, the Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company. The Company believes that it has adequate cash flows from operations, combined with available funds under its Amended Agreement and other financing arrangements to meet its operating objectives, provide for its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements.

INFLATION
The Company does not believe that inflation has or will have a significant impact on its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

During 1997 and early 1998, three accounting pronouncements were issued by the Financial Accounting Standards Board that apply to the Company: Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." All three new standards are effective for the Company's 1998 fiscal year. SFAS

No. 130 establishes standards for reporting and display of comprehensive income (defined as the total of net income and all other non-owner changes in equity) and its components in a full set of general purpose financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 132 standardizes disclosures and requires additional disclosures for pension and postretirement benefits. Implementation of the new pronouncements is not expected to have a significant effect on the Company's disclosures.

ENVIRONMENTAL MATTERS

The domestic steel industry is subject to a broad range of Federal, state and local environmental laws and regulations including those governing discharges into the air and water, handling and disposal of solid and hazardous wastes, the remediation of soil and ground water contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. The Company has taken, and continues to take, into account the requirements of such environmental laws and regulations in the conduct of its facilities and believes that it is currently in substantial compliance with such material laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance. To the extent the Company might incur any substantial costs, these costs most likely would be incurred over a number of years; however, no assurance can be given that future regulatory actions regarding soil or ground water at the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's financial condition and results of operations.

The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Company's facilities caused or created by Bethlehem or its predecessors in title and attributable to the period in which the Bethlehem BRW Division or its predecessors operated such facilities through the Company's contractual agreements with Bethlehem. Pursuant to such arrangements, Bethlehem has agreed to indemnify the Company for such costs by limiting the Company's potential exposure to any such damages incurred
(i) through December 1996, to 50% of the first $2.0 million in damages, or $1.0 million, and (ii) thereafter, to 50% of the first $10.0 million of damages, or $5.0 million in the aggregate. Although several investigations of past or present environmental conditions at the Company's facilities have been conducted by or on behalf of Bethlehem and certain regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the Company's facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

Bethlehem is conducting remedial activities on a small portion of the Lackawanna facility historically used for mill scale storage, which was identified by the
U. S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued August 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remedial Work Plan for the former mill scale storage area submitted to the EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The

Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effect on the Company's financial condition and results of operations.

Various Federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. The Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an individual basis or in the aggregate, although there can be no assurance with respect thereto.

The Company has the necessary environmental permits for the construction and operation of its business.

Canadian Drawn Steel Company, Inc. ("CDSC"), BLI's Canadian subsidiary, is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. BLI believes that it is currently in substantial compliance with all applicable material environmental laws and regulations and does not anticipate any substantial additional capital expenditures for environmental control facilities in the near future. However, there can be no assurance that the Company will not be required to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

Some of the steel processing operations presently conducted by Bliss & Laughlin Steel Company ("BLSC") commenced over 100 years ago by predecessors of BLSC and included properties which over the years were sold by BLSC's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against BLI in the future based upon the current property ownership of BLI and by historical operations by its predecessors. However, BLI has received an indemnification from the former owner and operator of such properties for certain environmental claims or liabilities relating to activities at BLI's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when BLSC succeeded to ownership of such properties, and for certain environmental claims or liabilities relating to properties that were sold by BLSC's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

While the Company believes that the foregoing environmental matters will not, individually or in the aggregate have a material adverse impact on the Company's financial condition or results of operations, or on the Company's competitive position with respect to other steelmakers that are subject to the same environmental requirements, there can be no assurance to that effect.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Many computer systems will experience problems handling dates beyond the year 1999 ("Year 2000 issue"). Certain of the Company's computer systems will be affected by the Year 2000 issue. The Company is currently in the process of replacing its existing computer systems in an effort to improve its processes related to financial and operational information. These initiatives include technology which will be Year 2000 compliant when implemented. The Company's installation plans for its new systems are in place and are scheduled for completion in early fiscal 1999. Maintenance or modification costs will be expensed as incurred, while the cost of new software will be capitalized and amortized over the software's useful life.

Statements included in this filing and previous filings with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

         Any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans (including delays already experienced in the Company's initial modernization and expansion plan) for a successful transition into a full steelmaking and bar rolling operation.

         The ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales. The Company is in the process of enhancing its sales and customer service programs.

         The Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry.

The Company has, in a previous filing with the Securities and Exchange Commission, made projections with respect to the future performance of the Company. Actual results have differed substantially from these initial projections for various reasons, including the factors cited in the immediately preceding paragraph, the replacement of the Company's original management team, in fourth calendar quarter 1996 and first quarter 1997, delays in the timing of successfully increasing production at the Lackawanna rolling mill, delays in the timing of penetrating target markets to achieve projected market share due to such factors as the actual time necessary to recruit a full-time sales force and achieve appropriate customer qualifications, lower market price realizations on shipments of hot rolled engineered bars and cold finished bars due to the actual time necessary to re-enter target market segments and a management decision not to undertake certain capital expenditures connected with the manufacture of bloom cast product. Numerous other factors including, but not limited to, the actual performance of the economy and behavior of consumers in the hot rolled engineered bar and cold finished bar markets contributed to the variation between the projections and actual results. As a result, the projections included in such previous filing cannot be relied upon as an indicator of future Company performance. The Company does not intend to update these projections.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:


         Consolidated Balance Sheets - January 3, 1998 and December 28, 1996

         Consolidated Statements of Income - Year Ended January 3, 1998, Three Months Ended December 28, 1996, and Years Ended September 30, 1996 and 1995

         Consolidated Statements of Stockholders' Equity (Deficit) - Year Ended January 3, 1998, Three Months Ended December 28, 1996, and Years Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows - Year Ended January 3, 1998, Three Months Ended December 28, 1996, and Years Ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements - January 3, 1998

         Report of Independent Public Accountants

(a)(2)   Financial Statement Schedules

         The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

                    Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)   Exhibits

         Exhibit No.                      Description
         -----------                      -----------

         3.1 Amended and Restated Certificate of Incorporation of Bar Technologies Inc. filed herewith

         3.2*              Amended and Restated By-laws of Bar Technologies Inc.

         4.1* Indenture, dated as of April 1, 1996, among BarTech, BLI Acquisition Corporation, Bliss & Laughlin Industries Inc., Bliss & Laughlin Steel Company, Canadian Drawn Steel Company Inc. and the United States Trust Company of New York.

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

         4.4* Warrant Agreement, dated as of April 1, 1996, between BarTech and United States Trust Company of New York.

         10.1* Credit Agreement, dated as of April 2, 1996, between BarTech, Bliss & Laughlin Steel Company and Chase Manhattan Bank, formerly known as Chemical Bank.

         10.2* Master Pledge Agreement, dated April 2, 1996, among BRW Steel Holdings, L.P., BRW Steel Offshore Holdings, L.P., BarTech, Bliss and Laughlin Industries Inc., Bliss & Laughlin Steel Company and United States Trust Company of New York.

         10.4 Employment Agreement dated August 22, 1996, between the Company and Mr. Thomas N. Tyrrell (filed as
                           Exhibit 10.4 to Form 10-K of Bar Technologies Inc. for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof).

         10.5 Employment Agreement dated October 1, 1996, between the Company and Mr. Robert L. Meyer (filed as Exhibit
                           10.5 to Form 10-K of Bar Technologies Inc. for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof).

         10.6 Employment Agreement dated August 24, 1996, between the Company and Mr. John G. Asimou (filed as Exhibit
                           10.6 to Form 10-K of Bar Technologies Inc. for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof).

         10.7 Employment Agreement dated November 27, 1996, between the Company and Mr. Ben Bishop (filed as Exhibit 10.7 to Form 10-K of Bar Technologies Inc. for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof).

         10.8 Employment Agreement dated December 2, 1996, between the Company and Mr. Frederick Deichert (filed as
                           Exhibit 10.8 to Form 10-K of Bar Technologies Inc. for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof).

         10.14* Master Agreement dated July 18, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown, BarTech and BRW Steel Corporation-Johnstown.

         10.15* Amendment No. 1 to the Master Agreement dated September 21, 1994, by and among the Commonwealth of Pennsylvania, acting by and through the Department of Commerce, the Pennsylvania Industrial Development Authority, the Commonwealth of Pennsylvania, acting by and through the Department of Community Affairs, the Johnstown Community Affairs, the Johnstown Industrial Development Corporation, the County of Cambria, the City of Johnstown and BarTech.

         10.16* Sunny Day Fund Loan Agreement dated September 21, 1994, by and between BarTech and the Commonwealth of Pennsylvania acting by and through its Department of Commerce.

         10.17* Pennsylvania Industrial Development Authority Consent, Subordination and Assumption Agreement, dated August 4, 1994, effective as if September 21, 1994, by BarTech and Johnstown Industrial Development Corporation in favor of the Pennsylvania Industrial Development Authority.

         10.18* Economic Development Partnership Loan Agreement dated September 21, 1994, between the City of Johnstown and BarTech.

         10.19* Economic Development Set-Aside Loan Agreement dated as of July 6, 1995, between the City of Johnstown and BarTech.

         10.20* Economic Development Set-Aside Loan Agreement dated July 6, 1995, between the City of Johnstown and BarTech.

         10.21* Section 108 Loan Agreement dated July 20, 11994, by and between the City of Johnstown, the County of Cambria and BarTech.

         10.22* Amendment No. 1 to Section 108 Loan Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and the Company.

         10.23* Loan and Use Agreement dated September 21, 1994, by and between the Company and Marine Midland Bank.

         10.24* Loan Agreement dated August 12, 1994 by and between the Company and Buffalo and Erie County Regional Development Corporation.

         10.25* Community Development Block Grant Loan Agreement dated November 3, 1995, between Cambria County and the Company.

         10.26* BID Loan Agreement dated March 12, 1996 between Johnstown Industrial Development Corporation and the Company.

         10.27* Contribution Agreement dated December 1993 by and between the Company and Bethlehem Steel Corporation.

         10.28* Amendment No. 1 to Contribution Agreement dated January 1994 by and between the Company and Bethlehem Steel Corporation.

         10.29* Amendment No. 2 to the Contribution Agreement dated January 7, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.30* Amendment No. 3 to Contribution Agreement dated June 7, 1994 by and between the Company and Bethlehem Steel Corporation.

         10.31* Amendment No. 4 to Contribution Agreement dated June 29, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.32* Amendment No. 5 to Contribution Agreement dated September 21, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.33* Subordinated Loan Agreement dated September 21, 1994 by and between the Company and Bethlehem Steel Corporation.

         10.34 Loan Agreement dated December 1, 1988 between Development Authority of Cartersville and Bliss & Laughlin Steel Company (filed as Exhibit 10 (e) to Form 10-K of Bliss & Laughlin Industries Inc. for the year ended September 30, 1989 and incorporated by reference and made a part hereof).

         10.35* Collective Bargaining Agreement dated February 15, 1994 by and between the Company, the United Steel Workers of America and the AFL-CIO.

         10.36* Amendment No. 1 to the Collective Bargaining Agreement dated September 21, 1994, by and between the Company, the United Steel Workers of America and the AFL-CIO.

         10.37* Letter Agreement dated March 28, 1996, by and between the Company BRW Steel Holdings, L.P. and the United Steel Workers of America.

         10.38* Amended and Restated Intercreditor and Subordination Agreement dated April 2, 1996, by and between the Company and United States Trust Company of New York, Bethlehem Steel Corporation, the Pennsylvania Lenders (as defined therein), the Lackawanna Lenders (as defined therein), Chase Manhattan Bank (formerly known as Chemical bank) Rokop Corporation those parties who in the future become Government Lenders (as defined therein), those parties who in the future become Notes Refinancing lenders (as defined therein), and each of the Pledgors (as defined therein) from time to time, made party thereto.

         10.40 Amended Credit Agreement dated September 5, 1997, by and between the Company and Chase Manhattan Bank, filed herewith.

         10.41             Subscription Agreement for Bar Technologies Inc.
                           dated September 11, 1997, filed herewith.

         10.42 Amended and Restated Stockholders' Agreement for Bar Technologies Inc. dated September 9, 1997, filed herewith.

         10.43 Deferral letter from The Pennsylvania Department of Community and Economic Development dated November 21, 1997, filed herewith.

         10.44 Agreement between the Company and Pennsylvania Electric Company, dated July 9, 1997, filed herewith.

         21                Subsidiaries of the Registrant.

         27                Financial Data Schedule.


         * Filed as an exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc., SEC Registration No. 333-4254 and incorporated by reference and made a part hereof.


(b)      Reports on Form 8-K
                     None.

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

                                     Bar Technologies Inc.
                                     ---------------------
                                           (Registrant)



Date: April 2, 1998                  By: /s/ Thomas N. Tyrrell
                                         ---------------------
                                         Thomas N. Tyrrell
                                         President and Chief Executive Officer


                                     By: /s/ Frederick L. Deichert
                                         -------------------------
                                         Frederick L. Deichert
                                         Vice President - Finance and Chief
                                         Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert
B. McKeon, Thomas N. Tyrrell and David Stockman, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.




/s/ Robert B. McKeon                             /s/ Anthony Grillo
--------------------                             ------------------
Robert B. McKeon, Chairman and Director          Anthony Grillo, Director


/s/ David A. Stockman                            /s/ Daniel R. DeVos
---------------------                            -------------------
David A. Stockman, Class B Director              Daniel R. DeVos, Director



/s/ Thomas J. Campbell                           /s/ Anthony Rainaldi
----------------------                           --------------------
Thomas J. Campbell, Director                     Anthony Rainaldi, Director


                                                 /s/ Buddy W. Davis
                                                 ------------------
                                                 Buddy W. Davis, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Bar Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bar Technologies Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the year ended January 3, 1998, the three month period ended December 28, 1996 and the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bar Technologies Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for the year ended January 3, 1998, the three months ended December 28, 1996 and the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP





Pittsburgh, Pennsylvania
March 24, 1998

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME FOR THE YEAR ENDED JANUARY 3, 1998,
                 THE THREE MONTH PERIOD ENDED DECEMBER 28, 1996
                     AND THE YEARS ENDED SEPTEMBER 30, 1996
                                    AND 1995
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                            Three Months
                                        Year Ended             Ended               Year Ended            Year Ended
                                         January 3,         December 28,          September 30,         September 30,
                                            1998                1996                  1996                  1995
                                      ----------------     ---------------      -----------------     ----------------

Net sales                                 $ 242,585           $  40,251           $  77,163           $    --

Cost of sales                               241,120              43,427              91,995                --

Depreciation and amortization                 4,523               1,221               2,036                 362

Selling, general and
  administrative expense                     19,669               4,305              14,592              10,296
                                          ---------           ---------           ---------           ---------

Loss from operations                        (22,727)             (8,702)            (31,460)            (10,658)

Interest expense, net                        23,306               5,148              10,833               2,644

Other income                                  1,415                 328               1,079                 470
                                          ---------           ---------           ---------           ---------

Loss before provision for
   income taxes                             (44,618)            (13,522)            (41,214)            (12,832)

Provision for income taxes                      205                   3                 205                --
                                          ---------           ---------           ---------           ---------
Income (loss) before
  extraordinary item                        (44,823)            (13,525)            (41,419)            (12,832)

Extraordinary loss on early
     extinguishment of debt                    --                  --                 2,214                --
                                          ---------           ---------           ---------           ---------

Net income (loss)                           (44,823)            (13,525)            (43,633)            (12,832)

Preferred stock dividends                       385                  93                 385                 385
                                          ---------           ---------           ---------           ---------
Net loss applicable to
   common shares                          $ (45,208)          $ (13,618)          $ (44,018)          $ (13,217)
                                          =========           =========           =========           =========

Per share data:
  Income (loss) before
    extraordinary item - basic            $  (50.88)          $  (18.37)          $  (93.08)          $  (67.29)
  Extraordinary loss on early
     extinguishment of debt -                  --                  --                 (4.93)               --
                                          ---------           ---------           ---------           ---------
  Net income (loss) - basic               $  (50.88)          $  (18.37)          $  (98.01)          $  (67.29)
                                          =========           =========           =========           =========

  Income (loss ) before
    extraordinary item - diluted          $  (50.88)          $  (18.37)          $  (93.08)          $  (67.29)
  Extraordinary loss on early
     extinguishment of debt -                  --                  --                 (4.93)               --
                                          ---------           ---------           ---------           ---------
  Net income (loss) - diluted             $  (50.88)          $  (18.37)          $  (98.01)             (67.29)
                                          =========           =========           =========           =========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                                                                January 3,        December 28,
                                                                  1998                1996
                                                                ---------           ---------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $   3,391           $   7,034
    Accounts receivable, less allowances of $817 and
          $567, respectively                                       34,287              18,139
    Inventories                                                    58,277              57,815
    Prepaid expenses                                                1,935               3,094
    Restricted interest escrow                                         42              12,878
                                                                ---------           ---------

                      TOTAL CURRENT ASSETS                         97,932              98,960

PROPERTY, PLANT & EQUIPMENT
     Land and improvements                                          7,169               6,872
     Buildings and improvements                                    18,209              17,318
     Machinery and equipment                                       57,594              54,867
     Construction-in-progress                                       4,037               2,139
                                                                ---------           ---------

                TOTAL PROPERTY, PLANT & EQUIPMENT                  87,009              81,196

     Accumulated depreciation
                                                                   (7,432)             (3,268)
                                                                ---------           ---------

                 NET PROPERTY, PLANT & EQUIPMENT                   79,577              77,928

     Goodwill, net of accumulated amortization of $567
        and $244, respectively                                     12,293              12,616

     Restricted debt service fund                                   1,551               1,550

     Other assets                                                  14,325              15,233
                                                                ---------           ---------

                          TOTAL ASSETS                          $ 205,678           $ 206,287
                                                                =========           =========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                     January 3,         December 28,
                                                                        1998               1996
                                                                     ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                                $  33,339           $  26,835
     Accrued interest                                                    3,605               3,879
     Other accrued liabilities                                          14,178              17,955
     Current maturities of long-term debt                                3,033               2,739
     Revolving credit facility                                          53,650              39,800
                                                                     ---------           ---------
                    TOTAL CURRENT LIABILITIES                          107,805              91,208

Long-term debt                                                         130,741             132,093
Deferred income taxes                                                    5,047               4,929
Other long-term liabilities                                              4,964               4,715
                                                                     ---------           ---------
                        TOTAL LIABILITIES                              248,557             232,945

Redeemable Stock
     Series A Preferred Stock $0.001 par value;
        Authorized 5,000 shares,
        Issued and outstanding, 1,100 shares
                                                                         5,500               5,500

STOCKHOLDERS' EQUITY (DEFICIT)
     Series B Preferred Stock $0.001 par value;
     Authorized, issued and outstanding, 1 share                          --                  --

     Class A common stock, $0.001 par value;
        Authorized, 1,000,000 shares,
        Issued and outstanding, 204,458 and 204,458 shares,
            respectively                                                  --                  --

     Class B common stock, $0.001 par value;
        Authorized, 600,000 shares,
        Issued and outstanding, 536,829 and 536,829 shares,
            respectively                                                     1                   1

      Class C Common Stock, non-voting, $0.001 par value;
        Authorized, 600,000 shares,
        Issued and outstanding, 536,865 and 0 shares,                        1                --

     Additional-paid-in capital                                         63,055              33,706
     Warrants outstanding                                                5,119               5,119
     Retained deficit                                                 (116,061)            (70,853)
     Cumulative translation adjustment                                    (494)               (131)
                                                                     ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (48,379)            (32,158)
                                                                     ---------           ---------

TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY (DEFICIT)                                                  $ 205,678           $ 206,287
                                                                     =========           =========



The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEAR ENDED JANUARY 3,1998, THE THREE MONTH PERIOD ENDED
         DECEMBER 28,1996 AND THE YEARS ENDED SEPTEMBER 30,1996 AND 1995
               (In thousands of dollars, except share information)

                                                 Series B           Class A             Class B             Class C
                                              Preferred Stock     Common Stock        Common Stock        Common Stock
                                              -----------------------------------------------------------------------------
                                              Shares    Amount  Shares     Amount   Shares     Amount   Shares     Amount
                                              -----------------------------------------------------------------------------
Balance, September 30, 1994                          1  $  --   196,410    $  --      --       $  --      --       $  --
     Net loss                                     --       --      --         --      --          --      --          --
     Dividends on Series A Preferred Stock        --       --      --         --      --          --      --          --
     Common stock grants                          --       --      --         --      --          --      --          --
     Amortization of deferred compensation        --       --      --         --      --          --      --          --
                                              -----------------------------------------------------------------------------

Balance, September 30, 1995                          1     --   196,410       --      --          --      --          --
     Net loss                                     --       --      --         --      --          --      --          --
     Dividends on Series A Preferred Stock        --       --      --         --      --          --      --          --
     Amortization of deferred compensation        --       --      --         --      --          --      --          --
     Issuance of common stock                     --       --     8,048       --    536,829         1     --          --
     Issuance of warrants                         --       --      --         --      --          --      --          --
     Foreign currency translation                 --       --      --         --      --          --      --          --
                                              -----------------------------------------------------------------------------

Balance, September 30, 1996                          1     --   204,458       --    536,829         1     --          --
     Net loss                                     --       --      --         --      --          --      --          --
     Dividends on Series A Preferred Stock        --       --      --         --      --          --      --          --
     Amortization of deferred compensation        --       --      --         --      --          --      --          --
     Foreign currency translation                 --       --      --         --      --          --      --          --
                                              -----------------------------------------------------------------------------

Balance, December 28, 1996                           1     --   204,458       --    536,829         1     --          --
     Net loss                                     --       --      --         --      --          --      --          --
     Dividends on Series A Preferred Stock        --       --      --         --      --          --      --          --
     Issuance of common stock                     --       --      --         --      --          --    536,865          1
     Foreign currency translation                 --       --      --         --      --          --      --          --
                                              -----------------------------------------------------------------------------
Balance, January 3, 1998                             1  $  --   204,458    $  --    536,829    $    1   536,865    $     1
                                              =============================================================================

                                                                                                      Cumulative   Stockholders'
                                                Additional      Warrants     Retained    Deferred     Translation      Equity
                                              Paid-in-Capital Outstanding    Deficit   Compensation   Adjustment      (Deficit)
                                              -----------------------------------------------------------------------------------
Balance, September 30, 1994                      $  3,536       $  --       $  --         $  --         $  --        $  3,536
     Net loss                                       --             --         (12,832)       --            --         (12,832)
     Dividends on Series A Preferred Stock          --             --            (385)       --            --            (385)
     Common stock grants                              168          --          --           (168)          --             --
     Amortization of deferred compensation          --             --          --             56           --              56
                                              -----------------------------------------------------------------------------------

Balance, September 30, 1995                         3,704          --         (13,217)      (112)          --          (9,625)
     Net loss                                       --             --         (43,633)       --            --         (43,633)
     Dividends on Series A Preferred Stock          --             --            (385)       --            --            (385)
     Amortization of deferred compensation          --             --          --             54           --              54
     Issuance of common stock                      30,002          --          --             58           --          30,061
     Issuance of warrants                           --            5,119        --            --            --           5,119
     Foreign currency translation                   --             --          --            --            (49)           (49)
                                              -----------------------------------------------------------------------------------

Balance, September 30, 1996                        33,706         5,119       (57,235)       --            (49)       (18,458)
     Net loss                                       --             --         (13,525)       --            --         (13,525)
     Dividends on Series A Preferred Stock          --             --             (93)       --            --             (93)
     Amortization of deferred compensation          --             --          --            --            --             --
     Foreign currency translation                   --             --          --            --            (82)           (82)
                                              -----------------------------------------------------------------------------------

Balance, December 28, 1996                         33,706         5,119       (70,853)       --           (131)       (32,158)
     Net loss                                       --             --         (44,823)       --            --         (44,823)
     Dividends on Series A Preferred Stock          --             --            (385)       --            --            (385)
     Issuance of common stock                      29,349          --          --            --            --          29,350
     Foreign currency translation                   --             --          --            --           (363)          (363)
                                              -----------------------------------------------------------------------------------
Balance, January 3, 1998                         $ 63,055       $ 5,119     $(116,061)    $  --           (494)      $(48,379)
                                              ===================================================================================



The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
         JANUARY 3, 1998, THE THREE MONTH PERIOD ENDED DECEMBER 28, 1996
                 AND THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                            (IN THOUSANDS OF DOLLARS)


                                                                  Three Months
                                                    Year Ended       Ended       Year Ended      Year Ended
                                                    January 3,    December 28,  September 30,  September 30,
                                                       1998           1996          1996           1995
                                                    ---------      ---------      ---------      ---------
Cash flows from operating activities
     Net loss                                       $ (44,823)     $ (13,525)     $ (43,633)     $ (12,832)
     Adjustments to reconcile net cash
        used by operating activities
       Depreciation and amortization                    4,523          1,221          2,036            362
       Extraordinary loss on early
          extinguishment of debt                         --             --            2,214           --
        Accretion of original issue discount            1,243            285            633            165
        Amortization of deferred financing cost         2,131            511          1,396           --
        (Increase) decrease in accounts
             receivable                               (16,148)           755            900           (932)
        Increase in inventory                            (462)       (12,157)       (12,016)
        (Increase) decrease in prepaid expenses         1,159            (67)        (1,306)            53
        Increase in accounts payable                    6,504          4,023          5,473            756
        Increase (decrease)  in other
            current liabilities                        (4,051)         2,220         12,150            546
        Other                                            (930)          (242)          (129)           414
                                                    ---------      ---------      ---------      ---------
Net cash used by operating activities                 (50,854)       (16,976)       (32,282)       (11,468)
                                                    ---------      ---------      ---------      ---------
Cash flows from investing activities
         Net capital expenditures                      (5,843)          (186)       (21,300)        (9,210)
         Acquisition of BLI, net of cash                 --             --          (41,028)          --
         Disposition of non-operating assets               30           --             --            2,689
                                                    ---------      ---------      ---------      ---------
Net cash provided (used) by investing
   activities                                          (5,813)          (186)       (62,328)        (6,521)
                                                    ---------      ---------      ---------      ---------
Cash flows from financing activities
          Net receipts under revolving credit
               agreement                               13,850         17,300         22,500           --
          Issuance of debt                                324           --          104,363         11,770
          Repayment of debt                            (2,588)        (4,727)       (32,154)        (1,116)
          Issuance of common stock                     29,350           --           30,003           --
          Issuance of warrants                           --             --            5,119           --
          Preferred stock dividends                      (385)           (93)          (385)          (193)
          Deferred debt financing costs                  --             --          (12,398)          --
          Deposits into (withdraws from) bond
               interest escrow                         12,836          6,149        (18,516)          --
                                                    ---------      ---------      ---------      ---------
Net cash provided by investing activities              53,387         18,629         98,532         10,461
                                                    ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash                  (363)            44            (49)          --
Net increase (decrease) in cash & cash
     equivalents                                       (3,643)         1,511          3,873         (7,528)
Cash & cash equivalents-beginning of  year              7,034          5,523          1,650          9,178
                                                    ---------      ---------      ---------      ---------
Cash & cash equivalents-end of year                 $   3,391      $   7,034      $   5,523      $   1,650
                                                    =========      =========      =========      =========

Supplemental Cash Flow Information:
  Cash paid for interest                            $  18,957      $   5,360      $   2,976      $   2,328
  Cash paid for income taxes                        $    --        $    --        $     622      $    --



The accompanying notes are an integral part of these statements.

BAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 3, 1998

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED
         INFORMATION

NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

Bar Technologies Inc. ("BarTech" or the "Company') is a producer of high quality hot rolled engineered and cold finished steel bar products. The Company was formed when on September 26, 1994, it acquired certain steelmaking and bar rolling assets of the former Bar, Rod and Wire Division ("BRW") of the Bethlehem Steel Corporation ("Bethlehem"). The Company did not assume past service cost for pension and retiree medical benefits arising from the operations of the Bethlehem BRW Division. In addition, pursuant to the Contribution Agreement between the Company and Bethlehem, the Company negotiated for the limitations of its liability for and the retention by Bethlehem of any environmental liabilities relating to Bethlehem's operations at the Company's facilities. Pursuant to the Contribution Agreement, Bethlehem has agreed to indemnify the Company for environmental damages related to the Bethlehem BRW Division's operations as follows: (i) if such damages are incurred by the Company prior to January 1, 1997, Bethlehem would pay 50% of the first $2,000 of damages and 100% of all damages in excess of $2,000; and (ii) if such damages are incurred by the Company on or after January 1, 1997, Bethlehem would pay 50% of the first $10,000 of damages and 100% of all damages in excess of $10,000. Therefore, through December 1996, the Company's liability for such damages is capped at $1,000 and is capped at $5,000, thereafter.

The transaction with Bethlehem was consummated on September 26, 1994. During 1995, the Company was engaged in activities directed towards the start-up of commercial steel production, which the Company commenced in the first quarter of calendar 1996. These activities included the purchasing, engineering and installation of a continuous caster, negotiations with vendors, discussions and meetings with potential customers and separation of utilities from Bethlehem.

In February 1996, the Company restarted its Lackawanna, New York bar mill and began the production of hot rolled engineered bar products. After the completion of its modernization and expansion plan, the Company began commercial steelmaking operations at its Franklin, Pennsylvania facility in August 1996.

On April 2, 1996, the Company acquired Bliss & Laughlin Industries, Inc. ("BLI"), a major independent finished processor of steel bars. (See Note 4 - Acquisition).

The Company operates in a single industry in both the United States and Canada. Major markets areas include the Midwest, Southeast and Great Lakes Regions of the United States, with customers that include the automotive, machinery, and tool industries, as well as, independent forgers and steel service centers. The Company's ability to generate future revenue may be dependent on economic conditions in these geographic areas affecting these industries.

Since its formation, the Company has incurred substantial losses as a result of the start-up and ongoing maintenance of its facilities and its general administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. In the event of a substantial delay in implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under its

Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization (see Note 5 - Recapitalization), the Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company. Based on its fiscal 1998 plan, the Company believes that its cash flow from operations, combined with the available funds under the Credit Agreement will be sufficient to enable it to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements.

Any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans (including delays already experienced in the Company's initial modernization and expansion plan) for a successful transition into a full steelmaking and bar rolling operation could have an adverse effect on the Company's results of operations. Also adversely effecting the Company's future results of operations is its ability to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales. The Company is in the process of enhancing its sales and customer service programs.

The Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bar Technologies Inc. and its wholly owned subsidiary ("BarTech" or the "Company") after elimination of all significant intercompany accounts, transactions and profits. The consolidated financial statements include the results of Bliss & Laughlin Industries Inc. ("BLI") from April 2 1996, the effective date of the acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR CHANGE

Effective February 1997, the Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while 1996 and 1995 each include 52 weeks.

The 3 month transition period ended December 28, 1996 bridges the gap between the Company's old and new fiscal year ends. Comparison of the results of operation for the new fiscal year ended January 3, 1998 with previous fiscal years ended September 30, 1996 and 1995 has been presented to provide comparability during the Company's initial start-up period.

CASH  AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED DEBT SERVICE FUND

The restricted debt service fund consists of the noncurrent portion of the restricted interest escrow and a debt service fund required under the Marine Midland Term Loan. (See Note 7)

INVENTORIES

Inventories are valued at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company provides for depreciation of property, plant and equipment on the straight-line method based upon their estimated useful lives. The estimated useful lives of assets are as follows:


                  Buildings and improvements             40 years
                  Machinery and equipment            7 - 20 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures which are not able to be put into use immediately are included in construction-in-process. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in earnings in the period in which the disposition occurs.

GOODWILL

Goodwill represents the amount paid for Bliss & Laughlin Industries Inc. ("BLI") in excess of the fair market value of the net assets acquired. It is being amortized on a straight-line basis over 40 years.

The carrying value of goodwill is reviewed periodically and would be adjusted accordingly if facts and circumstances indicated a potential impairment of carrying value. The Company believes that the carrying amounts of goodwill will be realized over its amortization period.

NET LOSS PER SHARE

The weighted average number of common and common stock equivalent shares used in the calculation of basic and diluted net loss per common share were 888,581 and 741,287 for the year ended January 3, 1998 and the three month period ended December 28, 1996, respectively and 449,114 and 196,410 for the years ended September 30, 1996 and 1995, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 differs from prior accounting guidance in that earnings per share are now classified as basic and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under prior standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive common stock equivalents in the calculation. Diluted earnings per share under the new standard differs in certain calculations compared to fully diluted earnings per share under prior standards. The retroactive application of SFAS No. 128 did not have a material effect on the earnings per share calculations for the years ended September 30, 1996 and 1995. For the year ended January 3, 1998, the three months ended December 28, 1996, and the years ended September 30, 1996 and 1995, basic and diluted earnings per share would have been the same; however, securities totaling 137,416, 132,606, 114,511 and 0 shares, respectively for the above periods, were excluded from the diluted earnings per share calculations due to their antidilutive effect.

INCOME TAXES

Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities in conformity with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

FOREIGN CURRENCY TRANSLATION

Asset and liability accounts of the Company's foreign subsidiary, Canadian Drawn Steel Company, Inc. ("CDSC"), are translated into U. S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," which is translated for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are reflected as a component of shareholders' equity.

Transaction gains and losses are included in the consolidated statements of income as incurred. These amounts were not significant in all periods presented.

ACCOUNTING ESTIMATES

The preparation of the financial statements and the accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect reported amounts. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified, where necessary, to conform with the current year presentation.

NOTE 2 - INVENTORIES

Inventory costs include material, labor and overhead. The components of inventory were as follows:


                                                               1997        1996
                                                            -------     -------
          Raw materials                                     $14,569     $18,828
          Work-in-process                                    22,341      24,435
          Finished goods                                     21,367      14,552
                                                            -------     -------
          Total                                             $58,277     $57,815
                                                            =======     =======


NOTE 3 - OTHER ASSETS

Other assets consisted of the following:


                                                               1997        1996
                                                            -------     -------
          Deferred financing costs, net of amortization
             of $4,351 and $1,947, respectively             $ 9,188     $10,414
          Deferred income taxes                               1,214       1,214
          Other                                               3,923       3,605
                                                            -------     -------
          Total                                             $14,325     $15,233
                                                            =======     =======


NOTE 4 - ACQUISITION

On April 2, 1996, the Company consummated an amended merger agreement with BLI, a major independent cold finished processor of steel bars. The Company acquired BLI for $9.50 per common share in cash for an aggregate equity purchase price of approximately $37,980, plus the assumption of $3,600 of debt and the refinancing of $16,800 of debt. The Company financed the acquisition with part of the proceeds of the its recapitalization (see Note 5 Recapitalization).

The acquisition was accounted for as a purchase, and accordingly, the results of operations of BLI have been included in the consolidated financial statements since April 2, 1996. The purchase price, including acquisition expenses, was allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 40 years. The fair value of assets acquired and liabilities assumed are summarized as follows:


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
                                                             ========

The following unaudited pro forma financial information gives effect to the acquisition of BLI and the recapitalization as if it had occurred on October 1, 1994. Such information primarily reflects adjustments for goodwill amortization, additional depreciation and additional interest expense.

The information provided below includes a presentation required by APB Opinion No. 16, labeled "BLI Acquisition", which assumes the Company only incurred the debt necessary to acquire BLI. The additional columns labeled "Recapitalization" reflect the impact of all borrowings incurred and debt repayments made by the Company as part of the Recapitalization, in addition to those needed to acquire BLI. The unaudited pro forma income statements do not purport to represent what the Company's results of operations actually would have been if the foregoing had in fact occurred on such date.


                                        Unaudited Pro Forma Information
                                  "BLI Acquisition"         "Recapitalization"
                             -------------------------    --------------------------
                                 1996           1995           1996           1995
                             ----------     ----------    ----------      ----------
    Net sales                $ 154,265      $ 169,372      $ 154,265      $ 169,372
    Loss before
      extraordinary item       (41,128)       (13,352)       (47,716)       (18,150)
    Net loss                   (45,710)       (16,009)       (52,298)       (20,807)
    Net loss per common
      share:
        Basic                $ (102.43)     $  (83.47)     $ (117.07)     $ (107.90)
        Diluted              $ (102.43)     $  (83.47)     $ (117.07)     $ (107.90)

The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company's subsidiary, BLI and its subsidiary, CDSC. Each of the subsidiary guarantors is a wholly owned subsidiary of the Company. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

The following is the condensed information of the subsidiary guarantors on a combined basis. The separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they are material to investors. The following information is as of and for the year ended January 3, 1998, as of and for the three months ended December 28, 1996 and as of and for the period from April 2, 1996, the BLI acquisition date, to September 30, 1996:



                                             Three Months
                              Fiscal 1997       Ended       Fiscal 1996
                                             December 28,
                                                1996
                               ---------      ---------      ---------
    Current assets             $  56,948      $  48,814      $  52,082
    Noncurrent assets             37,868         39,229         39,871
    Current liabilities           43,180         37,811         41,117
    Noncurrent liabilities        13,611         13,244         13,209
    Net sales                    159,120         35,369         73,120
    Gross profit                  17,026          3,419          5,118
    Operating income               3,307            105          3,165
    Net income (loss)              1,035           (497)        (4,414)


NOTE 5 - RECAPITALIZATION

On April 2, 1996, the Company completed a Recapitalization which included the following:

- The issuance of $91,609 in aggregate principal amount of 13-1/2% senior Secured Notes due 2001 for proceeds of $90,000.
- The issuance of 536,829 shares of Class B Common Stock in consideration of $30,000 in cash provided by the Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates ("the Blackstone Investment").
- The establishment of a new senior revolving credit agreement ("the Credit Agreement") among the Company and a syndicate of banks with Chase Manhattan Bank (formerly Chemical Bank), as agent, which provides the Company with a revolving credit facility in an aggregate principal amount of up to $90,000, of which a portion will be available in the form of letters of credit.
- The consummation of the BLI acquisition and the payment of the aggregate purchase price of approximately $38,000.
- The repayment of the following indebtedness: (i) approximately $16,800 aggregate principal amount of outstanding loans under BLI Revolving Credit Facilities; (ii) approximately $5,800 aggregate principal amount of outstanding loans under the Existing Bar Tech Credit Facilities; and (iii) approximately $6,100 aggregate principal amount of outstanding loans under the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (the "Master Agreement").

On September 11, 1997, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund and its affiliates and certain affiliates of the successor to Veritas Capital, Inc. purchased 536,865 shares of Class C non-voting common stock for $30,000.

NOTE 6 - REVOLVING CREDIT AGREEMENT

In April 1996, the Company entered into a $90,000 revolving credit agreement with a group of banks and Chase Manhattan Bank (formerly Chemical Bank) as agent. The revolving facility provided the Company with an aggregate principal amount of up to $90,000, of which a portion can be allocated to letters of credit. The Credit Agreement matures April 2, 2000 and is initially secured by
(i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing; (ii) all of the Common Stock of the Company outstanding as of April 2, 1996, subject to dilution and release under certain circumstances, and; (iii) all of the Capital Stock of each direct or indirect subsidiaries of the Company. The pledges of Capital Stock referred to in (ii) and (iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Secured Notes.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or an adjusted LIBOR rate plus 3.0%, subject to upward adjustment in certain circumstances.

The Credit Agreement contains a number of covenants that, among other things, will restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio. The Credit Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the Lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such Lenders.

In the third quarter of 1997, the Company and its commercial banks negotiated an amendment to its existing $90,000 Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provides for the addition of a new revolving sub facility ("Sub-Facility") and amends certain portions of its original Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15,000 of additional borrowing capacity based on a higher receivable and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $53,650 at January 3, 1998. The aggregate amount available under the Amended Agreement and Sub-Facility at January 3, 1998 was $19,800. Weighted-average interest rates on borrowings under the Amended Agreement and the Sub-Facility at January 3, 1998 were 8.98% and 11.0%, respectively. The weighted average interest rate at December 28, 1996 was 8.57%.

The Amended Agreement contains a number of covenants similar to those in the Revolving Credit Agreement. Additionally, under the Amended Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended September 30, 1998. The Amended Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the Lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such Lenders.

NOTE 7 - FINANCING ARRANGEMENTS

The Company had the following long-term debt obligations outstanding as of January 3, 1998 and December 28, 1996:


                                                                       1997         1996
                                                                     --------     --------
13-1/2% Senior Secured Notes, due April 1, 2001                      $ 91,609     $ 91,609
Marine Midland Term Loan, interest rate at Prime or LIBOR plus
   1.0%, due March 1, 2003                                              7,578        8,703
RDC Loan, interest rate at 7.75%, due July 1, 2004                        482          500
Economic Development Partnership ("EDP I"), interest at 3.0%,
   due October 1, 2009                                                  5,707        6,000
Sunny Day Fund I ("SDF I"),  interest rate at 3.0%, due
   October 1, 2009                                                      6,607        6,950
Community Development Block Grant Program ("CDBG"),
   interest rate at 3.0%, due July 1, 2010                                690          690
Economic Development Partnership ("EDP II"), interest rate at
   3.0%, due July 1, 2010                                               1,300        1,300
Housing and Urban Development 108 ("HUD") Bond, interest
   rates at LIBOR plus 20 points, due September 26, 2003                7,000        7,600
Pennsylvania Industrial Development Authority Note ("PIDA I"),
   interest rate at 2.0%, due October 1, 2009                           1,646        1,790
Pennsylvania Industrial Development Authority Note ("PIDA II"),
   interest rate at 3.0%, due March 1, 2011                             1,797        1,890
Bethlehem Subordinated Note, interest rate at 7.0%, due
   September 26, 2002                                                   5,500        5,500
Business Infrastructure Development ("BID"), Program, interest
   rate at 3.0%, due July 1, 2010                                       2,500        2,500
Economic Development Partnership ("EDP III"), interest rate at
   3.0%, due October 1, 2009                                            3,000        3,000
Industrial Revenue Bond ("IRB"), interest rate is variable,
   calculated weekly, representing minimum rate required to sell
   bonds in a secondary market, due December 1, 2018                    3,600        3,600
U.S. Bank Mortgage Note, interest at 9.35%, due April 1, 2002             315         --
                                                                     --------     --------
                                                                      139,331      141,632
Less:  Original issue discount                                          5,557        6,800
                                                                     --------     --------
                                                                      133,774      134,832
Less:  Current maturities                                               3,033        2,739
                                                                     --------     --------
Total long-term debt                                                 $130,741     $132,093
                                                                     ========     ========

The Company incurred an extraordinary charge of $2,214 during the third quarter of fiscal 1996, to reflect the recognition of premium and previously deferred charges resulting from the repayment of debt as part of the Recapitalization.

Senior Secured Notes

The Senior Secured Notes ("Senior Notes") were issued on April 2, 1996, in the amount of $91,609. Interest on the Senior Notes is at 13-1/2% per annum and is payable semi-annually on each April 1 and October 1, commencing October 1, 1996, to the holders of record of Senior Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date. Out of the net proceeds, $18,516 was placed into a Restricted Interest Escrow Account which was used to make interest payments over the first eighteen months.

The Senior Notes are callable after three years, with the exception noted below, at the following redemption price:


                           Year                               Percentage
                           ----                               ----------

                           1999                                106.750%
                           2000                                103.375%

On or prior to April 1, 1999, the Company may, at its option, redeem up to an aggregate of 35% of the principal amount of Senior Notes at a redemption price equal to 113-1/2% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption; provided that not less than $55,000 aggregate principal amount of Senior Notes would remain outstanding immediately after giving effect to any such redemption.

The Senior Notes are guaranteed (the "Guarantee") on a senior basis, jointly and severally, by all of the Company's existing subsidiaries. the Senior Notes and the Guarantee will initially be secured by liens on (i) interests in certain real properties owned or leased by the Company and the Guarantors on the issue date, (ii) interest in machinery and equipment owned on, or acquired after, the issue date by the Company and the Guarantors located at such real properties,
(iii) all of the Common Stock of the Company outstanding on the issue date (which was pledged on a non-recourse basis and will be subject to dilution for issuances of Common Stock subsequent to the Offering and release upon the occurrence of certain events), (iv) all of the outstanding capital stock of the Company's existing subsidiaries, (v) certain contract and intellectual property rights of the Company and the Guarantor, (vi) the Interest Escrow Account, and
(vii) proceeds of the foregoing.

The Indenture contains certain restrictive covenants including (i) limitations on additional indebtedness, (ii) limitations on issuances and sales of preferred stock of certain subsidiaries, (ii) limitations on restricted payments, (iv) limitations on liens, (v) limitations on sale-leaseback transactions, (vi) limitations on payment restrictions affecting the subsidiaries, (vii) limitations on the disposition of proceeds from asset sales, (viii) limitations on transactions with interested persons and (ix) limitations on designations of Unrestricted Subsidiaries (as defined). In addition, the indenture limits the ability of the Company and the guarantors to consolidate, merge or sell all or substantially all of their assets. These covenants are subject to important exceptions and qualifications.

If the Company has Excess Cash Flow for any fiscal year, it will be required, subject to certain exceptions and limitations (including its ability to retain the first $10,000 of Excess cash Flow), to use 75% of such Excess Cash Flow to make an offer to purchase Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of the purchase.

Issued in connection with the Senior Notes are warrants which entitle the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock, representing approximately 10% of the company's outstanding common stock on a fully diluted basis immediately after giving effect to the consummation of the Recapitalization and certain other agreed to issuances of common stock.

The warrants can be exercised at a price of $0.01 per share of common stock on or after July 1, 1996, and after the occurrence of certain other events. The warrants expire on April 1, 2001. The recording of these warrants created an original issue discount on the Senior Notes.

Economic Development Financing

In connection with the acquisition of the assets of Bethlehem BRW Division and its original modernization and expansion plan, the Company entered into loan agreements with lenders in Pennsylvania and New York to procure financing for the transaction.

Pennsylvania

The Company entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, the Company entered into loan agreements with the Commonwealth, through its department of Commerce ("Commerce") and Department of Community Affairs. The total amount committed to the Company initially by the Commonwealth pursuant to the Master Agreement was $32,950. The loans have been made through the Sunny Day Fund ("SDF"), the Johnstown Industrial Development Corporation ("IDC"), the Pennsylvania Industrial Development Authority ("PIDA"), the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP"), the Community Development Block Grant Program ("CDBG") and the Enterprise Zone Competitive Program ("ECP"). (The loans governed by the Master Agreement are collectively referred to herein as the "Commonwealth Loans").

In November 1997, the Company obtained approval from the Pennsylvania Industrial Development Authority regarding the deferral of principal on its PIDA, BID, EDP, and CDBG loans, for the fourth quarter 1997 through the end of 1999.

As of January 3, 1998 and December 28, 1996, approximately $23,247 and $24,120 respectively, in aggregate principal amount of Commonwealth loans were outstanding.

New York

JDA Guaranteed Marine Midland Term Loan - The Company is party to a Loan and Use Agreement, dated September 21, 1994, with Marine Midland Bank ("Marine Midland") (the "Marine Midland Loan"), whereby Marine Midland loaned $10,000 to the company for use in connection with the acquisition of Lackawanna, Pennsylvania real estate from Bethlehem. The Marine Midland Loan is guaranteed by the New York Job Development Authority ("JDA"). The Marine Midland Loan is due on March 1, 2003 and bears interest at Prime, or LIBOR rate, which was 6.9% and 6.6% at January 3, 1998 and December 28, 1996, respectively.

RDC Loan - The Company is party to a Loan Agreement with the Buffalo and Erie County Regional Developments Corporation ("RDC") providing for a loan in the amount of $500 to be used by the Company for working capital needs (the "RDC Loan"). The RDC Loan has an interest rate of 7.75% per annum until July 1, 1999, and has an adjustable rate thereafter. The RDC Loan is secured by a Security Agreement which grants RDC a security interest in equipment, fixtures, inventory, accounts receivable, chattel paper and general intangibles.

Bethlehem Subordinated Loan Agreement

The Company entered into $5,500 Subordinated Loan Agreement, dated September 21, 1994, with Bethlehem (the "Bethlehem Loan"). The terms of the agreement provide for three equal installments on the first day of October in each of the years 2000, 2001 and 2002 at a rate of 7.0% per annum and is due on October 1, 2002. The Bethlehem Loan is secured by a subordinated security interest in certain real and personal property of the Company and any and all proceeds therefrom. The outstanding principal amount under the Bethlehem Loan has been reduced by an original issue discount.

Maturities of the Company's long-term debt obligations were as follows:


         1998                                                  $3,033
         1999                                                   2,931
         2000                                                   6,340
         2001                                                  97,872
         2002                                                   6,371
         Thereafter                                            22,784
                                                             --------
           Total                                             $139,331
                                                             ========

NOTE 8 - PENSIONS

The BLI maintains pension plans covering substantially all hourly employees of its Harvey, Illinois and Medina, Ohio plants. Employees at the Batavia, Illinois and Cartersville, Georgia, plants are not covered. Benefits are based on years of service and employee's age at termination. The Company's Canadian subsidiary, CDSC, maintains pension plans covering substantially all employees. Benefits for the salaried employees plan are based on an average salary for the five most recent years prior to retirement. Benefits for the bargaining unit employees' plan are based on years of service. The Company's policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

The components of the net periodic pension costs for fiscal 1997, the three months ended December 28, 1996 and the period from April 2, 1996 to September 30, 1996, are summarized as follows:


                                                                 October 1,
                                                                   1996 to
                                                                 December 28,
                                                    Fiscal 1997      1996       Fiscal 1996
                                                       -------      -------      -------
    Service cost                                       $   393      $   183      $   186
    Interest cost on projected benefit obligations       1,254          645          614
    Actual return on plan assets                        (2,446)        (780)        (896)
    Net amortization                                       870            9          188
                                                       -------      -------      -------
    Net periodic pension cost                          $    71      $    57      $    92
                                                       =======      =======      =======

The following table set forth the plans' funded status and amount of prepaid (accrued) pension cost recognized in the Company's consolidated balance sheets at January 3, 1998 and December 28, 1996 as follows:


                                                 1997                         1996
                                       -------------------------  ------------------------------
                                                     Accumulated
                                       Assets Exceed   Benefits   Assets Exceed   Accumulated
                                        Accumulated     Exceed     Accumulated   Benefits Exceed
                                         Benefits       Assets       Benefits       Assets
                                         --------      --------      --------      --------
Accumulated benefit obligation
  Vested                                 $(17,392)     $ (1,021)     $(15,615)     $   (836)
  Nonvested                                   (76)         (122)          (71)         (100)
                                         --------      --------      --------      --------

  Total                                  $(17,468)     $ (1,143)     $(15,686)     $   (936)

Effect of projected future
  salary increases                           (502)          (29)         (470)          (23)

Projected benefit obligation              (17,970)       (1,172)      (16,156)         (959)
Plan assets, at fair market value          19,863         1,083        18,784           951
Plan assets in excess of (less than)
   projected benefits obligation            1,893           (89)        2,628            (8)
Unrecognized actuarial and
   investment losses                          603          (118)         (346)         (122)
Unrecognized prior service cost               505            68           565          --
                                         --------      --------      --------      --------
Prepaid (accrued) pension cost
   recognized in the consolidated
   balance sheet                         $  3,001      $   (139)     $  2,847      $   (130)
                                         ========      ========      ========      ========

For the BLI plans, the weighted average assumed discount rate used in determining the actuarial present value of projected benefit obligations was 7.25% and 7.75% in fiscal 1997 and fiscal 1996, respectively, and the long-term anticipated rate of return was 8.50% in both fiscal 1997 and fiscal 1996. For CDSC's plans, the weighted average assumed discount rate was 6.75% and 7.75% in fiscal 1997 and fiscal 1996, respectively, and the long-term anticipated rate of return was 8.5% in both fiscal 1997 and fiscal 1996. The assumed rate of increase in future compensation levels for determining the actuarial present value of projected benefit obligation for CDSC's salaried employee's plan was 4.0% and 5.0% in fiscal 1997 and fiscal 1996, respectively. At January 3, 1998 and December 28, 1996, the plan assets for all plans were invested in units of various trust funds administered by a trustee.

In addition, the Company and its subsidiaries maintain various defined contribution plans, including salary savings plans, profit sharing plans and a supplemental incentive compensation plan. Expense related to these plans was approximately $171, $44 and $56 in fiscal 1997, the three months ended December 28, 1996 and fiscal 1996, respectively.

NOTE 9  - OTHER POST-RETIREMENT BENEFITS

BLI sponsors a post-retirement plan for health care and life insurance that covers most full-time employees. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from BLI after reaching age 55 with 10 or more years of service.

The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions", which requires that the expected cost of post retirement benefits be charged to expense during the years that the employees render service.

The following table sets forth the funded status of the plan, reconciled to the accrued post-retirement benefits obligation recognized in the Company's consolidated balance sheets as of January 3, 1998 and December 28, 1996:


                                                              1997         1996
                                                           -------      -------
Accumulated postretirement benefit obligation ("APBO")
  Retirees                                                 $(2,361)     $(2,231)
  Fully eligible active plan participants                   (1,176)        (959)
  Other active plan participants                            (3,042)      (2,236)
  Unrecognized                                               1,445          464
                                                           -------      -------

Accrued post-retirement benefit obligation                 $(5,134)     $(4,962)
                                                           =======      =======

Net periodic post-retirement benefit cost for the 1997 and the period from April 2, 1996 to December 28, 1996 included the following components:



                                                              October 1,
                                                                1996 to
                                                             December 28,
                                                  1997           1996             1996
                                                  ----           ----             ----
Service cost of benefit earned                    $161           $ 41             $ 66
Interest on APBO                                   425            105              184
                                                  ----           ----             ----
Net periodic post-retirement benefit cost         $586           $146             $250
                                                  ====           ====             ====

For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care claims was assumed for fiscal 1997 and fiscal 1996; the rate assumed to decrease by 1.0% per year to 6.0%, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of January 3, 1998 by approximately $1,086 and the aggregate of the service and interest cost component of net post-retirement health care cost for the year ended January 3, 1998, and the period from April

2, 1996 to September 30, 1996 by $98 and $37, respectively. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% and 7.75% at January 3, 1998 and December 28, 1996, respectively for BLI. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% and 7.75% at January 3, 1998 and December 28, 1996, respectively for CDSC.

NOTE 10 - INCOME TAXES

The Company adheres to the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires financial statements to reflect deferred income taxes for the future tax consequences of events recognized in different years for financial reporting and tax reporting purposes.

The components of deferred income taxes at January 3, 1998 and December 28, 1996 were as follows:


                                                                         1997                   1996
                                                                   ------------------    -------------------
Asset (liability)
--------------------------------
Net operating loss carryforwards                                        $   41,876            $   20,577
Inventory                                                                    1,733                 1,713
Post retirement benefits                                                     2,002                 1,935
Property basis differences                                                  (6,336)               (2,943)
Other - net                                                                    209                 1,104
                                                                   ------------------    -------------------
Less - Valuation allowance                                                 (42,736)              (24,791)
                                                                   ------------------    -------------------
Net deferred income taxes                                               $   (3,252)           $   (2,405)
                                                                   ==================    ===================

The net deferred income tax balance as of January 3, 1998 and December 28, 1996 recorded in the consolidated balance sheet were as follows:


                                                                         1997                   1996
                                                                   ------------------    -------------------
Prepaid expense                                                         $     581            $    1,310
Other assets                                                                1,214                 1,214
Other long-term liabilities                                                (5,047)               (4,929)
                                                                   ------------------    -------------------
Net deferred income taxes                                               $  (3,252)           $   (2,405)
                                                                   ==================    ===================

As of January 3, 1998, the Company had available for Federal and state income tax purposes, net operating loss carryforwards of $125,900 which expire in 2012. In addition, the Company had prior year operating loss carryforwards of $38,500 which were limited as a result of its Recapitalization. Such amounts are estimated to be limited to approximately $1,100 annually for the next fifteen years.

The realization of these tax benefits depend upon the Company's ability to generate future taxable income. The Company has established a valuation allowance to offset this deferred tax benefit.

The fiscal 1997 and 1996 income tax provisions consisted of currently payable foreign income taxes owed by CDSC, the Company recorded a valuation allowance to offset the tax benefits of current year losses incurred by its domestic operations.

NOTE 11 - COMMON AND PREFERRED STOCK

As part of the Company's Recapitalization, its authorized capital stock was amended and now consists of 1,000,000 shares of Class A Common Stock, 600,000 of Special Class B Common Stock, 600,000 shares of Special Class C Common Stock and 5,000 shares of Series A Preferred Stock and one share of Series B Preferred Stock, each with a par value of $0.001 per share. The Special Class B Common Stock allows the holders to designate directors who will hold 50% of the voting power of the Board of Directors. The Special Class B Common Stock will also have certain rights in the event of a liquidation, dissolution or winding up of the Company. The Company's Class C Common Stock is non-voting.

In connection with the Recapitalization, 66,600 shares of existing common stock of the Company were converted into 196,410 shares of Class A Common Stock. As a result, the number of shares outstanding prior to the recapitalization and earnings per share amounts were adjusted to reflect this reclassification of shares.

On September 26, 1994, the Company issued 1,100 shares of Series A cumulative Preferred Stock with a $0.001 par value to Bethlehem in connection with the Contribution Agreement. the shares were issued at $5,000 per share or $5,500 in total.

In each year, the Series A Preferred Stock is entitled to receive, whether or not declared by the Board of Directors, cash dividends equal to $350 per share, which dividends are cumulative. In the event that the Company is liquidated, the holders of Series A Preferred Stock are entitled to a liquidation preference, prior to any payment on the Common Stock, of $5,000 per share plus any unpaid dividends. The Company is required to redeem all shares of Series A Preferred Stock on the sixth anniversary of the date of original issuance of such shares (September 26, 2000) for a total of $5,000 per share plus all accrued or declared but unpaid dividends, and the Company may, at its option, redeem shares of Series A Preferred Stock at an earlier date at the mandatory redemption price, plus accrued but unpaid dividends. Holders of Series A Preferred Stock do not generally vote on stockholders' matters. However, the consent or vote of 66-2/3% in voting power of the Series A Preferred Stock are only transferable by a holder of Series A Preferred Stock to an affiliate of such holder or upon the prior written consent of the Company. Upon redemption or repurchase by the Company, shares of Series A Preferred Stock will not be reissued and will be canceled.

One share of Series B Preferred Stock was issued to the union representing the Company's Franklin, Pennsylvania and Lackawanna, New York facilities. The Series B Preferred Stock is not entitled to receive dividends and is non-redeemable. In the event that the Company is liquidated, the holder of Series B Preferred Stock is to be entitled to a liquidation preference, after payment to the holders of the Series A Preferred Stock and prior to any payment on the Common Stock, of $100 per share. The Series B Preferred Stock does not generally vote on stockholders' matters; however, the holder of Series B Preferred Stock has the right to nominate and elect two directors to the Board of Directors, and to remove such directors as provided in the Company's Bylaws.

NOTE 12 - STOCK PLANS

As part of the Company's collective bargaining agreement, it agreed to grant its employees a minimum of 20% equity interest in the Company's common stock through one or more employee stock ownership plans ("ESOP"), subject to dilution for events occurring subsequent to February 1994. Following the Recapitalization and Equity Investment, the ESOP's equity interest in the Company's common stock had been reduced to 3.7% and 5.4% at January 3, 1998 and December 28, 1996, respectively, on a fully diluted basis. The allocation methodology and timing has not yet been determined by the parties. Distributions will commence within a specified period of time after the end of the year in which a participant's employment terminates. The ESOP has not been established as of January 3, 1998.

In the event that no public market exists for its common stock, the Company will be obligated to repurchase the shares distributed to an employee under the ESOP. The price of the shares shall be the price reflected in the most recent applicable valuation.

Under Equity Award Agreements with certain executive employees, the Company is committed to award common stock grants. Following the Recapitalization and Equity Investment, the common stock grants to certain executive employees of the Company represent approximately .6% and 1.1% at January 3, 1998 and December 28, 1996, respectively, in the aggregate, of the Company's common stock, on a fully diluted basis. The value of these awards on the date of commitment was recorded as deferred compensation and was amortized over the terms of the employment agreements.

Pursuant to the terms of certain executives employment agreements, the Company granted 4,810, 18,094, and 22,903 non-qualified stock options during the year ended January 3, 1998, the three months ended December 28, 1996 and the year ended September 30, 1996, respectively, at a price of $55.89 per share, which approximated fair market value at the date of grant. The options expire ten years from the grant date and are exercisable according to certain criteria regarding the Company's performance and length of service of the executive. Options for 3,892 shares were exerciseable at January 3, 1998.

Activity related to stock options is summarized below:

                                                              Three Months Ended
                                        Fiscal 1997            December 28, 1996             Fiscal 1996
                                 ---------------------------  ------------------      --------------------------
                                                 Average                 Average                      Average
                                                 Exercise                Exercise                     Exercise
                                    Shares        Price      Shares        Price        Shares         Price
                                 ------------- ----------   ---------   ------------  ------------- ------------

Options outstanding at
   beginning period               40,997     $    55.89      22,903      $   55.89      --             --

Granted                            4,910          55.89      18.094          55.89    22,903     $    55.89
Repurchased/forfeited               --             --          --             --        --             --
Exercised                           --             --          --             --        --             --
                                 ------------------------    ------------------------   --------------------
Outstanding at end of period      45,907     $    55.89      40,997      $   55.89    22,903     $    55.89


Exerciseable at end of period      3,892     $    55.89        --             --        --             --


Weighted average fair value
   of option granted                     $ 20.21                     $ 19.85                  $ 20.52
                                 ========================    ========================   ====================





The Company accounts for its equity award agreements and stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which the compensation costs, if applicable, have been determined. Had compensation costs been determined consistent with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS No. 123"), net income (loss) and earnings per share would have been as follows:

                                                       Three Months
                                                          Ended
                                                      December  28,
                                   Fiscal 1997            1996             Fiscal 1996          Fiscal 1995
                                 ---------------    ----------------    -----------------    -----------------
Net (loss):
    As reported                       $(44,823)          $(13,525)           $(43,633)            $(12,832)
    Pro Forma                          (44,976)           (13,559)            (43,633)             (12,832)

Diluted earnings per share:
    As reported                       $ (50.88)          $ (18.37)           $ (98.01)            $ (67.29)
    Pro Forma                           (50.62)            (18.29)             (98.01)              (67.29)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that expected in future years.

As of January 3, 1998, the 45,907 options outstanding had an exercise price of $55.89 and a weighted average contractual life of 10 years. At January 3, 1998, 3,890 of these options were exerciseable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the grants in fiscal 1997, the three month period ended December 28, 1996 and fiscal 1996:

                                                                    Three Months
                                                                   Ended December
                                                Fiscal 1997           28, 1996             Fiscal 1996
                                              ----------------     ----------------     ----------------
Average risk free interest rate                   6.44%                6.27%                6.56%
Expected dividend yield                              0%                   0%                   0%
Expected life of options                          7 years              7 years              7 years
Expected volatility rate                             0%                   0%                   0%

Severance agreements were negotiated with certain former Company executives during fiscal 1996. A $2,900 charge was included in Selling, General and Administrative Expense for the year ended September 30, 1996 relating to these agreements.

NOTE 13 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of the BRW Assets, the company had an agreement with Keilin & Bloom, a financial advisory firm ("K&B") that represented the USWA during such acquisition, pursuant to which the Company agreed to pay to K&B, on behalf of the USWA, certain fees due for services provided by K&B to the USWA in connection with the negotiation of the collective bargaining agreement between the Company and the USWA. These fees totaled $1,500, plus reimbursement of reasonable out-of-pocket expenses. The Company paid $1,000 of these fees in fiscal 1995, and the remaining $500 of fees were paid in fiscal 1996. Pursuant to the Company's collective bargaining agreement, two members of the board of directors of the Company serve as representatives of the USWA and the Company employees covered by the collective bargaining agreement.

In connection with the recapitalization, an affiliate of Blackstone received an origination fee and expense reimbursement totaling $2,000 and an affiliate of Veritas received a financial advisory fee and expense reimbursement totaling $2,000 in fiscal 1996.

On September 21, 1994, the Company entered into a management agreement with Johnstown Advisors Corp. ("Advisors"). Advisors is owned by the principals of BRW Partners Inc., the general partner of BRW Steel Holdings LP, which owns approximately 25.5% of the common stock of the Company, on a fully diluted basis. Under this agreement, Advisors provided certain management and financial services relating to the transition, modernization and operations of the Company. Advisors' management fee for its services were $500 per year plus out-of-pocket expenses. Pursuant to the Recapitalization, this agreement was terminated. The Company paid $0 and $500 to the Advisors during the years ended September 30, 1996 and 1995, respectively.

In connection with the Recapitalization, the Company entered into a management agreement with the Advisors and Blackstone Management Partners L.P. ("Blackstone"). Blackstone owns approximately 69.9% of the common stock of the Company, on a fully diluted basis. Pursuant to this agreement, Advisors and Blackstone are to provide certain management and financial monitoring services to the Company for which they will share equally an annual advisory fee of $875 plus reimbursement of certain out-of-pocket expenses. Under this agreement, the Company paid $1,500 subsequent to fiscal 1997 for services rendered from April 2, 1996 through January 3, 1998.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. Based on information known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position or results of operations.

The Company uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was $816 the year ended January 3, 1998, $62 for the three month period ended December 28, 1996, and $246 and $0 for the years ended September 30, 1996 and 1995, respectively. At January 3, 1998, total minimum lease payments under noncancellable operating leases are as follows:

                  1998                                $   821
                  1999                                    483
                  2000                                    224
                  2001                                    199
                  2002                                    179
                  Thereafter                              907
                                                       ------
                  Total                                $2,813
                                                       ======

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND
                 SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

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

         Long-term Debt
              The fair value of the company's long-term debt obligations are estimated based upon quoted market prices. For certain debt obligations involving fixed interest rates, it is not practicable to determine the fair values of these financial instruments.

         The estimated fair value of the Company's financial instruments are as follows at January 3, 1998 and December 28, 1996:


                                                                  1997                                  1996
                                                    ----------------------------------    ---------------------------------
                                                      Carrying              Fair            Carrying             Fair
                                                       Amount               Value            Amount              Value
                                                    --------------      --------------    --------------     --------------
Cash and cash equivalents                               $  3,391            $  3,391          $  7,034            $  7,034
Long-term debt for which it is:
  Practicable to estimate fair value                     106,927             106,728           107,112             107,112
  Not practicable to estimate fair value                  26,847                  --            27,720                --
Redeemable preferred stock                                 5,500                  --             5,500                --

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     1997
                                                    -----------------------------------------------------------------------
                                                        First              Second              Third            Fourth
                                                       Quarter             Quarter            Quarter           Quarter
                                                    --------------      --------------     --------------    --------------
Net sales                                           $      52,331           $63,156         $     64,945         $ 62,153
Gross profit                                               (1,170)              662                4,884           (2,911)
Operating loss                                             (6,169)           (4,920)                (738)         (10,900)
Net loss                                                  (11,397)          (10,894)              (6,441)         (16,091)
Net loss per common share:
  Basic                                             $      (15.50)          $(14.83)        $      (8.00)         $(13.27)
  Diluted                                           $      (15.50)          $(14.83)        $      (8.00)         $(13.27)


                                                     Three Months
                                                    Ended December
                                                       28, 1996
                                                    ----------------
Net sales                                           $    40,251
Gross profit                                             (3,176)
Operating loss                                           (8,702)
Net loss                                                (13,525)
Net loss per common share:
  Basic                                             $    (18.37)
  Diluted                                           $    (18.37)

                                                                                     1996
                                                    -----------------------------------------------------------------------
                                                        First             Second             Third              Fourth
                                                       Quarter            Quarter           Quarter            Quarter
                                                    --------------      ------------     ---------------    ---------------
Net sales                                           $        -          $      588       $    39,368              37,207
Gross profit                                             (3,002)            (3,847)           (1,642)             (6,341)
Operating loss                                           (4,801)            (4,853)           (6,387)            (15,419)
Net loss before extraordinary loss                       (5,516)            (5,999)          (10,832)            (19,073)
Extraordinary loss                                            -                  -            (2,214)                -
                                                    --------------      ------------     ---------------    ---------------
Net loss                                            $    (5,516)         $  (5,999)       $   (13,046)       $  (19,073)
                                                    ==============      ============     ===============    ===============
Net loss per common share:
  Prior to extraordinary loss - basic               $    (28.04)        $   (30.26)      $    (18.09)       $     (25.93)
  Extraordinary loss - basic                                    -              -               (3.67)                -
                                                    --------------      ------------     ---------------    ---------------
  Net loss per share of common stock - basic        $    (28.04)        $   (30.26)      $    (21.76)       $     (25.93)
                                                    ==============      ============     ===============    ===============

Net loss per common share:
  Prior to extraordinary loss - diluted             $    (28.04)        $   (30.26)      $    (18.09)       $     (25.93)
  Extraordinary loss - diluted                                  -              -               (3.67)                -
                                                    --------------      ------------     ---------------    ---------------
  Net loss per share of common stock - diluted      $    (28.04)        $   (30.26)      $    (21.76)       $     (25.93)
                                                    ==============      ============     ===============    ===============


The Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while 1996 and 1995 each include 52 weeks.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The Company's executive officers and directors as of January 3, 1998 are as follows:


         NAME                       AGE                                POSITION
---------------------------       ---------          -----------------------------------------------
Thomas N. Tyrrell                     52             President, Chief Executive Officer and Director

Robert L. Meyer                       48             Executive Vice President and Chief Operating
                                                      Officer

John G. Asimou                        52             Executive Vice President, Quality & Development

Ben L. Bishop, Jr.                    50             Vice President - Commercial

Frederick L. Deichert                 41             Vice President - Finance and Chief Financial Officer

David A. Stockman (a)                 49             Class B Director

Anthony Grillo (b)                    42             Class B Director

Robert B. McKeon (a)                  42             Chairman and Director

Thomas J. Campbell (b)                38             Director

Daniel R. DeVos                       54             Director

Anthony Rainaldi                      72             Director

Buddy W. Davis                        66             Director

(a)      Member of Compensation and Executive Committees.
(b)      Member of Finance/Audit and Nominating Committees.

Thomas N. Tyrrell has served as President and Chief Executive Officer of the Company since September 1996, and has served as a director of the Company since December 1996. From 1993 to 1996, Mr. Tyrrell served as Vice Chairman and Executive Vice President-Commercial of Birmingham Steel Corporation, a producer of steel bar, rod and wire. Mr. Tyrrell was the President and Chief Executive Officer of American Steel & Wire Corporation from 1986 to 1993, a producer of steel bar, rod and wire, when it was acquired by Birmingham Steel Corporation. From 1978 to 1986, Mr. Tyrrell was Vice President Commercial of Raritan River Steel Company, a producer of steel rod. From 1967 to 1978, Mr. Tyrrell was employed by Bethlehem Steel Corporation, a fully integrated steel producer, in various sales and product development capacities.

Robert L. Meyer has served as Executive Vice President and Chief Operating Officer of the Company since October 1996. From 1994 to 1996, Mr. Meyer was President and Chief Operating Officer of Chase Brass & Copper, Inc., a producer of copper alloy rod. From 1993 to 1995, Mr. Meyer was Vice President and General Manager of the Precious Metals Products Division of Handy & Harman, Inc., a manufacturer of metal products including automotive parts and wire and tubing products. From 1986 to 1993, Mr. Meyer was employed by American Steel & Wire Corporation as general manager of its rod mill and, from 1988 to 1993, as Vice President of Operations. Prior to 1986, Mr. Meyer was employed by the United States Steel Corporation in various supervisory capacities.

John G. Asimou has served as Executive Vice President of Technology & Development of the Company since August 1996. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various assignments for United States Steel Corporation, a fully integrated steel producer.

Ben L. Bishop, Jr. has served as Vice President - Commercial for the Company since December 1996. from 1993 to 1996, Mr. Bishop was Vice President of Sales and Marketing for ARMCO, Inc., a fully integrated steel producer. from 1988 to 1992, Mr. Bishop was Chief Commercial Officer of Cyclops Industries' Empire Detroit Steel division, until its acquisition by ARMCO, Inc., From 1972 through 1988, Mr. Bishop held a variety of supervisory positions with Bethlehem Steel Corporation, including Manager of Sales & Marketing - Rod Products, from 1986 to 1988.

Frederick L. Deichert has served as Vice President - Finance and Chief Financial Officer since December 1996. From September 1996 until joining the Company, Mr. Deichert was a principal with Radel, Smith and Associates, a Northwest Ohio public accounting firm. From 1990 to September 1996, Mr. Deichert was Vice President - Finance and Chief Financial Officer of Chase Brass Industries, Inc. From 1978 to 1990, Mr. Deichert was employed by Price Waterhouse in various capacities, including Senior Manager from 1987 to 1990.

David A. Stockman was elected as a Class B Director of the Company upon consummation of the Recapitalization. Mr. Stockman is a Senior Managing Director of the Blackstone Group L. P., with which he has been associated with since 1988. Mr. Stockman is also a director of Clark USA, Clark Refining and
Marketing Inc., Haynes International, Inc. and is Co-Chairman of the board of directors of Collins & Aikman Corporation.

Anthony Grillo was elected as a Class B Director of the Company in December 1996. Mr. Grillo is a Senior Managing Director of The Blackstone Group L. P., with which he has been associated with since 1991. Mr. Grillo is also a director of Littelfuse, Inc., Tracor, Inc., and Peoples Choice TV Corp.

Robert B. McKeon has served as Chairman and director of the Company since September 1993. Mr. McKeon has served as President and general partner of The Veritas Fund, L.P., a New York-based merchant banking and private equity investment firm and its predecessors, since its formation in 1992. From 1990 to 1992, Mr. McKeon was Chairman and from 1988 to 1990, was President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. McKeon was formerly Chairman of Maybelline Inc. from 1990 to 1992 and Co-Chairman and Co-Chief Executive Officer of Collins and Aikman Inc. from 1989 to 1992. Mr. McKeon also serves as Chairman of H. Koch & Sons Inc.

Thomas J. Campbell has served as a director of the Company since September 1993. Mr. Campbell has served as a general partner and is a director of The Veritas Fund L.P., a New York merchant banking and private equity firm and its predecessors, since its formation in 1992. From 1988 to 1992, Mr. Campbell was Vice President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. Campbell also served as a director of Collins & Aikman Inc. from 1988 to 1992 and as a director of Mabelline Inc. from 1990 to 1992. Mr. Campbell is also a director of Baltimore Marine Industries, Inc.

Daniel R. DeVos has served as a director of the Company since December 1994. Mr. DeVos has served as the President and Chief Executive Officer of Concurrent Technologies Corporation since 1992. Mr. DeVos was President and Chief Executive Officer of Metalworking Technology, In. and National Defense Environmental Corporation from 1990 until such corporations were merged into Concurrent Technologies Corporation in 1992. Mr. DeVos serves as the director representative of the Commonwealth of Pennsylvania. Mr. DeVos is also director of the United States National Bank, Johnstown, Pennsylvania.

Anthony Rainaldi has served as a director of the Company since April 1995. From 1983 to 1994, Mr. Rainaldi was a District Director and Member of the International Executive Board of the USWA. Mr.

Rainaldi serves as a director representative of the USWA. Mr. Rainaldi is also director of Sharpsville Quality Products.

Buddy W. Davis has served as a director of the Company since December 1998. Mr. Davis was a District Director of the USWA, from 1974 to April 1993, when he retired. Mr. Davis serves as a director representative of the USWA.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal year ended January 3, 1998, the three month period ended December 28, 1996 and the years ended September 1996 and 1995, the compensation paid by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers.

                                                                                All Other
        Name & Principal Position            Year       Salary ($)             Compensation
------------------------------------------ ---------    ------------        -------------------
Thomas N. Tyrrell                          1997         $   350,000         $      2,100 (a)
President & Chief Executive Officer        1996*        $    87,500         $        658 (a)
                                           1996         $    35,950         $    300,483 (a)(b)
                                           1995                 n/a                  n/a
Robert L. Meyer                            1997         $   195,000         $      1,170 (a)
Executive Vice President & Chief           1996*        $    35,500         $    150,232 (a)(b)
  Operating Officer                        1996                 n/a                  n/a
                                           1995                 n/a                  n/a

John G. Asimou                             1997         $   180,000         $      1,080 (a)
Executive Vice President of                1996*        $    44,792         $        338 (a)
   Technology & Development                1996         $    18,585         $    135,124 (a)(b)
                                           1995                 n/a                  n/a
Ben L. Bishop, Jr..                        1997         $   165,000         $        990 (a)
Vice President - Commercial                1996*        $     6,875         $     50,000 (b)
                                           1996                 n/a                  n/a
                                           1995                 n/a                  n/a

Frederick L. Deichert                      1997         $   145,000         $        870 (a)
Vice President - Finance & Chief           1996*        $     6,042         $     12,000 (b)
  Financial Officer                        1996                 n/a                  n/a
                                           1995                 n/a                  n/a


* The amounts set forth herewith represent compensation paid by the Company for the three month period ended December 28, 1996. This presentation is the result of the Company's change in its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal years 1996 and 1995 ended on September 30, and its fiscal 1997 began on December 29, 1996 and ended on January 3, 1998.

(a) The amounts set forth in this column for Messrs. Tyrrell , Meyer, Asimou, Bishop and Deichert reflect amounts of annual premiums paid by the Company under group term life insurance for such officers and one-time signing bonuses paid to such officers. The life insurance carries a maximum value of two times base salary for each officer and has no cash surrender value. Premiums paid by the

Company in fiscal 1997 for Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert were $2,100, $1,170, $1,080, $990, and $870, respectively. Premiums paid by the Company for the three month period ended December 28, 1996 for Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert were $658, $232, $338, $0 and $0, respectively. Premiums paid by the Company in fiscal 1996 for Messrs. Tyrrell and Asimou are $483 and $124, respectively.

(b) Messrs. Meyer, Bishop and Deichert received signing bonuses of $150,000, $50,000 and $12,000, respectively during the three months period ended December 28, 1996. Messrs. Tyrrell and Asimou received a signing bonus of $300,000 and $135,000, respectively, in fiscal 1996.

Employment Agreements

Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert have entered into employment agreements with the Company (the "Employment Agreements"), each of which contains substantially similar terms and conditions except with respect to salary provisions. The Employment Agreements will continue until September 30, 1999, and will be renewed for successive one year periods thereafter unless sooner terminated by Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert, as applicable, or the Company. The base salaries of Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert currently in effect under these Employment Agreements are $350,000, $195,000, $180,000, $165,000 and $145,000, respectively, and each
Employment Agreement provides for an annual increase based on performance. Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert are also entitled to receive an annual bonus, which shall be at least $250,000, $150,000, $130,000, $90,000 and $85,000, respectively, if certain financial targets are achieved by the Company, and will be no less than $100,000, $90,000, $70,000, $55,000 and
$55,000, respectively, for the 1997 and 1998 fiscal years. In addition, each of the above mentioned executives are entitled to receive grants of nonqualified options to purchase the common stock of the Company, as well as certain other benefits as provided in their respective Employment Agreements.

Directors' Compensation and Consulting Arrangements

For fiscal 1997, each non-employee director of the Company received, as compensation for serving on the board of directors of the Company, $25,000, plus reimbursement of reasonable out-of-pocket expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information concerning the beneficial ownership of the Company's common stock by (i) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, (iii) each of the named officers and (iv) all directors and named executive officers as a group.

Beneficial Owner                                              Shares    Ownership %
------------------                                            ------    ----------
Blackstone Management Associates II L.L.C. (a) (b) (c)         930,530     69.9%
BRW Partners Inc. (a) (d) (e)                                  196,410     14.8%
Veritas Capital LLC(f)                                          68,897      5.2%
BRW Partners LLC(g)                                             56,371      4.2%
ESOP (h)                                                        49,102      3.7%
KDJ LLC(i)                                                      17,896      1.3%
Thomas N. Tyrrell                                                1,374      *
John C. Asimou                                                     586      *
Robert L. Meyer                                                    586      *
Ben L. Bishop, Jr                                                  313      *
Frederick L. Deichert                                              366      *
David A. Stockman (c)                                                0      *
Anthony Grillo (c)                                                   0      *
Robert B. McKeon (e)(f)(g)                                     321,678     24.2%
Thomas J. Campbell (e)(g)(i)                                   270,677     20.3%
Daniel R. DeVos                                                      0      *
Anthony Rainaldi                                                     0      *
Buddy W. Davis                                                       0      *
All directors and named executive officers as a group (j)      342,799     25.8%

*        Represents less than 1% of the Company's outstanding common stock.

(a) The Blackstone Investment was made indirectly through BRW Steel Holdings L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connection with the acquisition of the BRW Assets from Bethlehem ("BRWSH"), and BRW Steel Offshore Holdings L.P., a Delaware limited partnership newly organized by Blackstone and persons associated with Veritas in connection with the recapitalization ("Offshore BRWSH"; together with BRWSH, the "Partnerships"), whereby the Partnerships became the direct holders of all newly issued shares of Class B Common Stock and all shares of Class A Common Stock previously held solely by BRWSH. After the Blackstone Investment, both Blackstone and BRW Partners, Inc. ("BRWPI"), a corporation controlled by principals of Veritas, hold partnership interests in each Partnership. the limited partnership agreement of BRWSH was amended to provide, and the limited partnership agreement Offshore BRWSH provides, for certain sharing arrangements between Blackstone, on the one hand, and BRWPS and the current limited partners of BRWSH, on the other hand, with respect to proceeds from the sale of the Common Stock held by such Partnerships. Such limited partnership agreements also provide that, subject to the Stockholders' Agreement, Blackstone will exercise all voting and dispositive power with respect to the Class B Common Stock held by the Partnership and BRWPI will exercise all voting and dispositive power with respect to the Class A Common Stock held by the Partnerships.

(b) Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to such 536,829 shares. Of such shares, approximately 385,177 shares, 113,697 shares and 37,955 shares, respectively, are held by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Blackstone Management Associates II L.L.C. holds 393,701 shares of non-voting Class C Common Stock.

(c) Messrs. Stockman and Grillo are affiliated with Blackstone in the capacities described under "Management". Their address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154. Such individuals disclaim beneficial ownership of any shares of Common Stock beneficially owned by Blackstone.

(d) BRWPI is one of the two general partners of the Partnerships and exercises voting and dispositive power with respect to the 196,410 shares of Class A Common Stock.

(e) BRWPI is owned by Robert B. McKeon and Thomas J. Campbell, both of whom are principals of Veritas and are directors of the Company. Pursuant to the organizational documents of BRWPI, all material actions to be taken by BRWPI as a general partner of BRWSH require the approval of Mr. McKeon and Mr. Campbell. BRWPI's address is c/o Veritas Management LLC, 660 Madison Avenue, New York, New York 10021. Messrs. McKeon and Campbell each are considered to have beneficial ownership of all of the shares included in the table above beneficially owned by BRWPI due to their control of BRWPI.

(f)  Veritas Capital LLC is owned by Mr. Robert B. McKeon.

(g) BRW Partners LLC is owned by Robert B. McKeon and Thomas J. Campbell. BRW Partners LLC is the general partner of BRW Steel Holdings II LP. BRW Partners LLC's address is c/o Veritas Capital Management LLC, 600 Madison Avenue, New York, New York 10021.


(h) Pursuant to the collective bargaining agreement with the USWA, the ESOP is entitled to receive 49,102 shares of Class A Common Stock (which represented 20% of the outstanding Common Stock if issued on the date of such collective bargaining agreement).

(i)  KDJ LLC is owned by Thomas J. Campbell.

(j) Excluding the 196,410 shares of Class A Common Stock beneficially owned by BRWPI and Messrs. McKeon and Campbell, 68,897 shares of Class C Common Stock beneficially owned by Veritas Capital LLC and Mr. McKeon, 56,371 shares of Class C Common Stock beneficially owned by BRW Partners LLC and Messrs. McKeon and Campbell and 17,896 shares of Class C Common Stock beneficially owned by KDJ LLC and Mr. Campbell, the only shares beneficially owned by this group are the 3,225 shares of Class A Common Stock collectively issuable to Messrs. Tyrrell, Meyer, Asimou, Bishop and Deichert.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the acquisition of the BRW Assets, the company had an agreement with Keilin & Bloom, a financial advisory firm ("K&B") that represented the USWA during such acquisition, pursuant to which the Company agreed to pay to K&B, on behalf of the USWA, certain fees due for services provided by K&B to the USWA in connection with the negotiation of the collective bargaining agreement between the Company and the USWA. These fees totaled $1.5 million, plus reimbursement of reasonable out-of-pocket expenses not to exceed $25,000. The Company paid $1.0 million of these fees in fiscal 1995, and the remaining $0.5 million of fees were paid in fiscal 1996. Messrs. Davis and Rainaldi are members of the board of directors of the Company pursuant to the Company's collective bargaining agreement and serve as representatives of the USWA and the Company employees covered by the collective bargaining agreement.

In connection with the recapitalization, an affiliate of Blackstone received an origination fee and expense reimbursement totaling $2.0 million and an affiliate of Veritas received a financial advisory fee and expense reimbursement totaling $2.0 million in fiscal 1996.

On September 21, 1994, the Company entered into a management agreement with Johnstown Advisors Corp. ("Advisors"). Advisors is owned by the principals of BRW Partners Inc., the general partner of BRW Steel Holdings LP, which owns approximately 14.8% of the common stock of the Company, on a fully diluted basis. Under this agreement, Advisors provided certain management and financial services relating to the transition, modernization and operations of the Company. Advisors' management fee for its services were $500,000 per year plus out-of-pocket expenses. Pursuant to the Recapitalization, this agreement was terminated. The Company paid $0 and $500,000 to the Advisors during the years ended September 30, 1996 and 1995, respectively.

In connection with the Recapitalization, the Company entered into a management agreement with the Advisors and Blackstone Management Partners L.P. ("Blackstone"). Blackstone owns approximately 69.9% of the common stock of the Company, on a fully diluted basis. Pursuant to this agreement, Advisors and Blackstone are to provide certain management and financial monitoring services to the Company for which they will share equally an annual advisory fee of $875,000 plus reimbursement of certain out-of-pocket expenses. Under this agreement, the Company paid $1,500,000 subsequent to fiscal 1997 for services rendered from April 1996 through December 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Bar Technologies Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bar Technologies Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated March 24, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP







Pittsburgh, Pennsylvania
March 24, 1998

                              BAR TECHNOLOGIES INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

    FOR THE YEAR ENDED JANUARY 3, 1998, THE THREE MONTH PERIOD ENDED DECEMBER
          28, 1996, AND FOR THE YEARS ENDED SEPTEMBER 30, 1996 and 1995

                             (Dollars in thousands)

                                                                  Additions
                                                  -------------------------------------------
                                                                                Charged to     Deductions
                                     Balance at    Charged to                     Other           from      Balance
                                      Beginning     Costs and                   Accounts -    Reserves (b)  at End of
            Description                of Year      Expenses     Recoveries      Describe                      Year
------------------------------------ ------------ -------------- ------------ --------------- ------------- -----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
                1997                  $      567          1,160                     (3)(c)         907      $      817
               *1996                         549             18          --        --               --             567
                1996                       --               117          --        432 (a)          --             549
                1995                       --              --            --        --               --              --

VALUATION ALLOWANCE
  FOR DEFERRED TAX ASSETS:
                1997                  $   24,791         17,945                                             $   42,736
               *1996                      19,142          5,649          --         --             --           24,791
                1996                      11,697          7,445          --         --             --           19,142
                1995                       5,990          5,707          --         --             --           11,697


* The Company changed its fiscal year from its previous calendar quarter basis ended September 30, to a 4/4/5 week fiscal quarter basis ending the last Saturday of the fifth week in fiscal December. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while fiscal 1996 and 1995 each include 52 weeks. This period represent the three month transition period that bridges the Company's old and new year ends.

(a) Represents the allowance recognized in connection with the acquisition of Bliss & Laughlin Industries, Inc.

(b) Represents uncollected accounts charged-off against the allowance.

(c)  Foreign currency translation.