Form 10-Q
period 1998-04-04
BAR TECHNOLOGIES INC
filed 1998-05-18
CIK 1013335

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the three month period ended April 4, 1998      Commission File Number: 333-04254
                                                                            ---------



                              BAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                   13-3753384
-----------------------------------           ---------------------------------
 (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



   5700 LOMBARDO CENTER DRIVE, SUITE 100
       SEVEN HILLS, OHIO  44131                       (216) 750-2100
-------------------------------------------    ---------------------------------
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
                                 X   Yes     No
                                ---      ---




Number of shares outstanding of common stock as of April 28, 1998:



         CLASS A COMMON STOCK, $0.001 PAR VALUE        204,458 SHARES

         CLASS B COMMON STOCK, $0.001 PAR VALUE        536,829 SHARES

         CLASS C COMMON STOCK, $0.001 PAR VALUE        536,865  SHARES

                              BAR TECHNOLOGIES INC.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.       Financial Statements

              Consolidated Statements of Income (Unaudited) for the three month periods ended April 4, 1998 and March 29, 1997...........................................3

              Consolidated Balance Sheets as of April 4, 1998 (Unaudited) and
              January 3, 1998........................................................................4-5

              Consolidated Statement of Stockholders' Equity for the three month period ended April 4, 1998...............................................................6

              Consolidated Statements of Cash Flows (Unaudited) for the
              three month periods ended April 4, 1998 and March 29, 1997...............................7

              Notes to Consolidated Financial Statements............................................8-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.....................................11-13



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings.......................................................................14

Item 2.       Changes in Securities...................................................................14

Item 3.       Defaults Upon Senior Securities.........................................................14

Item 4.       Submission of Matters to a Vote of Security Holders.....................................14

Item 5.       Other Information.......................................................................14

Item 6.       Exhibits and Reports on Form 8-K........................................................14

              Signatures..............................................................................15

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTH PERIODS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                            (In thousands of dollars)
                                   (Unaudited)



                                                 Three Months     Three Months
                                                    Ended            Ended
                                                April 4, 1998    March 29, 1997
                                                -------------    --------------
Net sales                                         $ 81,643         $ 52,331

Cost of sales                                       78,776           53,501

Depreciation and amortization
                                                     1,427            1,262

Selling, general and
  administrative expense
                                                     5,110            3,737
                                                  --------         --------

     Loss from operations
                                                    (3,670)          (6,169)

Interest expense, net
                                                     6,174            5,725

Other income
                                                        77              639
                                                  --------         --------

     Loss before provision for
        income taxes
                                                    (9,767)         (11,255)

Provision for income taxes
                                                       163              142
                                                  --------         --------

     Net income (loss)
                                                    (9,930)         (11,397)

Preferred stock dividends
                                                        96               96
                                                  --------         --------

     Net loss applicable to
        common shares                             $(10,026)        $(11,493)
                                                  ========         ========


     Net income (loss) per share - basic          $  (7.84)        $ (15.50)
                                                  ========         ========


     Net income (loss) per share - diluted        $  (7.84)        $ (15.50)
                                                  ========         ========




The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)



                                                           April 4,         January 3,
                                                             1998              1998
                                                          ----------        ----------
                                                          (Unaudited)
ASSETS
   CURRENT ASSETS
         Cash and cash equivalents                        $   3,560         $   3,391
         Accounts receivable, less allowances of
           $859 and $817, respectively                       46,264            34,287
         Inventories                                         61,979            58,277
         Prepaid expenses                                     2,120             1,935
         Restricted interest escrow                              41                42
                                                          ---------         ---------
            Total Current Assets                            113,964            97,932

   PROPERTY, PLANT & EQUIPMENT
         Land and improvements                                7,169             7,169
         Buildings and improvements                          18,224            18,209
         Machinery and equipment                             57,596            57,594
         Construction-in-progress                             7,316             4,037
                                                          ---------         ---------
            TOTAL PROPERTY, PLANT & EQUIPMENT                90,305            87,009

         Accumulated depreciation                            (8,783)           (7,432)
                                                          ---------         ---------
            NET PROPERTY, PLANT & EQUIPMENT                  81,522            79,577


         Goodwill, net of accumulated amortization
           of $674 and $567, respectively                    12,212            12,293
         Restricted debt service fund                         1,551             1,551
         Other assets                                        13,918            14,325
                                                          ---------         ---------


            TOTAL ASSETS                                  $ 223,167         $ 205,678
                                                          =========         =========





The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)




                                                                        April 4,         January 3,
                                                                          1998              1998
                                                                      -------------     -------------
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
         Accounts payable                                               $  31,686         $  33,339
         Accrued interest                                                   1,365             3,605
         Other accrued liabilities                                         17,187            14,178
         Current maturities of long-term debt                               2,914             3,033
         Revolving credit facility                                         82,000            53,650
                                                                        ---------         ---------
            TOTAL CURRENT LIABILITIES                                     135,152           107,805


         Long-term debt                                                   130,771           130,741
         Deferred income taxes                                              5,049             5,047
         Other long-term liabilities                                        5,069             4,964
                                                                        ---------         ---------
            TOTAL LIABILITIES                                             276,041           248,557

         Redeemable Stock
           Series A Preferred Stock $0.001 par value;
             Authorized, 5,000 shares,
             Issued and outstanding, 1,100 shares                           5,500             5,500

         STOCKHOLDERS' EQUITY (DEFICIT)
         Series B Preferred Stock $0.001 par value;
           Authorized, issued and outstanding, 1 share                        ---               ---
         Class A Common Stock, $0.001 par value;
           Authorized, 1,000,000 shares,
           Issued and outstanding, 204,458 and 204,458 shares,
             respectively                                                     ---               ---
         Class B Common Stock, $0.001 par value;
           Authorized, 600,000 shares,
           Issued and outstanding, 536,829 and 536,829 shares,
             respectively                                                       1                 1
         Class C Common Stock, non-voting $0.001 par value;
           Authorized, 600,000 shares,
           Issued and outstanding, 536,865 and 536,865 shares,
             respectively                                                       1                 1
           Additional paid-in-capital                                      63,055            63,055
           Warrants outstanding                                             5,119             5,119
           Accumulated deficit                                           (126,087)         (116,061)
           Cumulative translation adjustment                                 (463)             (494)
                                                                        ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (58,374)          (48,379)
                                                                        ---------         ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 223,167         $ 205,678
                                                                        =========         =========


The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTH PERIOD ENDED APRIL 4, 1998
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                  Series B             Class A           Class B            Class C
                               Preferred Stock      Common Stock       Common Stock       Common Stock     Additional
                               ---------------    ----------------   ----------------   ----------------    Paid-in     Warrants
                               Shares   Amount    Shares    Amount   Shares    Amount   Shares    Amount    Capital   Outstanding
                               ------   ------    ------    ------   ------    ------   ------    ------    -------   -----------

Balance, January 3, 1998            1    $   -     204,458   $   -    536,829   $   1   536,865     $   1   $ 63,055    $ 5,119

Net loss

Other comprehensive
   income - foreign currency
   translation adjustments,
   net of tax of $0


Comprehensive income


                               ------   ------    -------   ------   -------   ------  -------    ------   --------   --------
                                   1    $   -     204,458   $   -    536,829   $   1   536,865     $   -   $ 63,055    $ 5,119
                               ======   ======    =======   ======   =======   ======  =======    ======   ========   ========


                                             Accumulated
                                                 Other
                               Accumulated   Comprehensive   Comprehensive
                                 Deficit         Income(1)       Income
                                 -------         ------          ------

Balance January 3, 1998        $(116,061)      $  (494)

Net loss                         (10,026)                     $ (10,026)

Other comprehensive
   income - foreign currency
   translation adjustments,
   net of tax of $0                                 31               31

                                                              ---------
Comprehensive income                                          $  (9,995)
                                                              =========

                               ---------       --------
Balance, April 4, 1998         $(126,087)      $  (463)
                               =========       ========

1 - Represents foreign currency translations adjustments

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
                 PERIODS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                Three Months     Three Months
                                                                   Ended            Ended
                                                               April 4, 1998    March 29, 1997
                                                               -------------    -------------
Cash flows from operating activities
     Net loss                                                    $ (9,930)        $(11,397)
     Adjustments to reconcile net cash
        used by operating activities
        Depreciation and amortization                               1,427            1,262
        Accretion of original issue discount                          325              302
        Amortization of deferred financing cost                       529              546
        Increase in accounts receivable                           (11,977)          (8,696)
        (Increase) decrease in inventory                           (3,702)           3,398
        (Increase) decrease in prepaid expenses                      (185)             494
        Increase (decrease) in accounts payable                    (1,653)           8,495
        Increase (decrease)  in other current liabilities             769             (463)
        Other                                                          (9)             611
                                                                 --------         --------
NET CASH USED BY OPERATING ACTIVITIES                             (24,406)          (5,448)
                                                                 --------         --------

Cash flows from investing activities
         Net capital expenditures                                  (3,295)            (710)
                                                                 --------         --------
NET CASH USED BY INVESTING ACTIVITIES                              (3,295)            (710)
                                                                 --------         --------

Cash flows from financing activities
          Net receipts under revolving credit agreement            28,350              750
          Repayment of debt                                          (414)            (330)
          Preferred stock dividends                                   (96)             (96)
                                                                 --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          27,840              324
                                                                 --------         --------

Effect of exchange rate changes on cash                                30              (32)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  169           (5,866)

Cash and cash equivalents-beginning of  period                      3,391            7,034
                                                                 --------         --------

Cash and cash equivalents-end of period                          $  3,560         $  1,168
                                                                 ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                         $  7,790         $  5,411
                                                                 ========         ========

  Cash paid for income taxes                                     $     --         $     --
                                                                 ========         ========




The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (In thousands of dollars, except per share data)


1.  BASIS OF PRESENTATION

The consolidated financial statements and other pro forma information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended January 3, 1998, included in the Company's Form 10K, filed with the Securities and Exchange Commission.

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

Since its formation, the Company has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under its credit facilities or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, the Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company. Based on its fiscal 1998 plan, the Company believes that its cash flow from operations, combined with the available funds under its Credit Agreement, will be sufficient to enable it to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements.


2.    COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investments by owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net losses and foreign currency translation adjustments, in the Consolidated Statement of Stockholders' Equity.

3.    1997 EQUITY INVESTMENT AND REVOLVING CREDIT AGREEMENT

On September 11, 1997, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund and its affiliates ("Blackstone") and certain affiliates of the successor to Veritas Capital Inc., purchased 536,865 shares of Class C non-voting common stock for $30.0 million.

Also in third quarter 1997, the Company and its commercial banks negotiated an amendment to its existing $90,000 Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provides for the addition of a new revolving Sub-Facility and amends certain portions of its original Revolving Credit Agreement. The Sub-

Facility component of the Amended Agreement provides the Company with up to $15,000 of additional borrowing capacity based on a higher receivable and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $82,000 and $53,650 at April 4 and January 3, 1998, respectively.

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

4.    SENIOR SECURED NOTES

The Company issued Senior Secured Notes ("Senior Notes") on April 2, 1996 in the amount of $91,609. Interest on the Senior Notes is at 13-1/2% per annum and is payable semi-annually. The Senior Notes are callable after three years, with the exception noted below, at the following redemption price:

                  Year                                      Percentage
                  ----                                      ----------
                  1999                                       106.750%
                  2000                                       103.375%

The Senior Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company's subsidiary, Bliss & Laughlin Industries Inc. ("BLI") and its subsidiary, Canadian Drawn Steel Corporation ("CDSC"). Each of the subsidiary guarantors is a wholly owned subsidiary of the Company. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

5.    CONDENSED FINANCIAL INFORMATION OF BLISS & LAUGHLIN INDUSTRIES INC.

The following is the condensed information of the subsidiary guarantors on a combined basis. Separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they are material to investors.

                                              April 4,            January 3,
FOR THE PERIOD ENDED:                          1998                  1998
                                             ---------           -----------
   Current assets                            $ 60,285             $ 56,948
   Noncurrent assets                           37,664               37,868
   Current liabilities                         44,570               43,180
   Noncurrent liabilities                      13,717               13,611

                                              April 4,           March 29,
FOR THE THREE-MONTH PERIOD ENDED:              1998                 1997
                                             ---------           ----------


   Net sales                                 $ 47,724             $ 39,503
   Gross profit                                 5,445                4,415
   Operating income                             2,219                1,245
   Net income                                   1,605                  580

6. INVENTORIES

Inventories are valued at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory were as follows:

                                                    April 4,        January 3,
                                                     1998             1998
                                                   ---------       -----------
             Raw Materials                         $  14,981        $  14,569
             Work-in-process                          21,279           22,341
             Finished goods                           25,719           21,367
                                                   ---------        ---------
             Total                                 $  61,979        $  58,277
                                                   =========        =========

7. OTHER ASSETS

Other assets consisted of the following:

                                                                 April 4,     January 3,
                                                                  1998           1998
                                                               ----------     ----------
             Deferred financing costs, net of amortization
               of $4,946 and $4,351                            $    8,595      $  9,188
             Deferred income taxes                                  1,214         1,214
             Other                                                  4,109         3,923
                                                               ----------      --------
             Total                                             $   13,918      $ 14,325
                                                               ==========      ========


8.  NET (LOSS) PER SHARE

The weighted average number of common and common stock equivalent shares used in the calculation of basic and diluted net loss per common share were 1,278,152 and 741,287 for the three months ended April 4, 1998 and March 29, 1997, respectively. Securities totaling 137,416 shares at April 4, 1998 were excluded from the diluted earnings per share calculation due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Following is management's discussion and analysis of financial condition, which provides information with respect to the results of operations of the Company for the three month periods ended April 4, 1998 and March 29, 1997. The discussion should be read in connection with the information in the Unaudited Consolidated Financial Statements and the notes pertaining thereto.

OVERVIEW
The Company acquired certain steelmaking and bar rolling assets from the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem Bar, Rod and Wire Division ceased operations in December 1992, and therefore no historical results are presented for the Bethlehem BRW Division due to the noncomparability of the Company's operations, management and cost structure. Pursuant to its modernization and expansion plan, the Company restarted operations at its Lackawanna hot bar rolling mill in February 1996 and commissioned its continuous caster and restarted its melt shop in its Franklin, Pennsylvania facility in August 1996.

In April 1996, the Company completed a recapitalization that resulted in the issuance of $91.6 million in aggregate principal amount of 13 1/2% Senior Notes due 2001 for proceeds of approximately $90.0 million. At the same time, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund
L. P. and its affiliates ("Blackstone") purchased 536,829 shares of Class B common stock of the Company for $30.0 million. In addition, the Company also entered into a senior revolving credit agreement ("Revolving Credit Agreement") which was subsequently amended in September 1997, which provided for an initial aggregate principal amount of $90.0 million. Subsequent amendments ("Amended Agreement") to this facility provided the Company with an additional sub-facility up to $15.0 million and amended certain portions of the agreement. The Amended Agreement expires on September 1, 1999. The original maturity date of the Revolving Credit Agreement remains April 2, 2000. Also in September 1997, Blackstone and certain affiliates of the successor to Veritas Capital Inc., purchased 536,865 shares of Class C non-voting common stock for $30.0 million.

RESULTS OF OPERATIONS

During first quarter 1997, the Company began the transition from initial operational and organizational start-up activities to a focused commercial effort. Since first quarter 1997, the Company has begun to receive qualifications from certain Tier I and II suppliers to the U.S. automotive market. As a result of these qualifications, the Company has experienced a shift of its product mix from lower to higher margins and product grades. This qualification process will continue throughout the next one to three years, depending on the length of the customer qualification process and the Company's ability to meet the particular customer qualification standards.


THREE MONTHS ENDED APRIL 4, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 29, 1997

The Company recorded net sales of $81.6 million for the three months ended April 4, 1998, as compared with net sales of $52.3 million for the comparable prior year period. The $29.3 million, or 56.0% increase for the first quarter of fiscal 1998 is due to an increase in hot rolled bar shipments to outside customers and to an increase in the sales mix toward higher price per unit products. The shipment increase was supported by increased production by the additions of a third and fourth production shift at the Company's Lackawanna, New York facility, which began during April and August 1997, respectively.

Cost of sales rose to $78.8 million for the three months ended April 4, 1998, as compared with $53.5 million for the comparable prior year period. This increase reflects the increase in sales and production volumes as the Company achieved record production levels during the first quarter fiscal 1998. As a result, the Company experienced improved production efficiencies resulting in gross profit of $2.9 million for the three months ended April 4, 1998, compared with negative gross profit of $1.2 million for the comparable prior year period.

The Company incurred selling, general and administrative expenses of $5.1 million for the three months ended April 4, 1998, or 6.3% of net sales, as compared with $3.7 million, or 7.1% of net sales, for the comparable prior year period. The decrease in selling, general and administrative expenses as a percent of net sales is due to the fixed nature of the majority of these expenses benefiting from the increase in net sales as the Company completed its start-up activities and transitioned into a full steelmaking and bar rolling operation.

Interest expense, net increased to $6.2 million for the three months ended April 4, 1998, as compared with interest expense, net of $5.7 million for the comparable prior year period. The $0.5 million, or 7.8% increase for the three month period, is primarily attributable to higher average amounts borrowed under the revolving credit facility and its related sub-facility.

The provision for income taxes consisted primarily of a provision for foreign taxes related to the Company's Canadian subsidiary.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has or will have a significant impact on its results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity consist of available cash and cash equivalents, borrowings under its revolving credit facility and cash flow from operations. At May 15, 1998, the Company had liquidity available from both cash and cash equivalents plus availability under its revolving credit facility totaling approximately $12.4 million.

Borrowings under the Company's amended credit agreement ("Amended Agreement") bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0%, or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Borrowings under the Amended Agreement's sub-facility ("Sub-Facility") bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5%, or LIBOR plus 4.5%. Amounts outstanding under the Amended agreement, including amounts outstanding under its Sub-Facility, were $82.0 million at April 4, 1998, compared with $53.7 million at January 3, 1998. Weighted average interest rates on borrowings under the Amended Agreement and the Sub-Facility at April 4, 1998 were 9.22% and 11.0%, respectively. At January 3, 1998, weighted average interest rates under the Amended Agreement and the Sub-Facility were 8.98% and 11.00%, respectively.

The Company has various financing arrangements in place in addition to its Amended Agreement that are committed to funding its working capital and corporate requirements. The Company had an aggregate amount of approximately $133.7 million of borrowings outstanding under these committed agreements.

Cash used by operating activities increased to $24.4 million for the three month period ended April 4, 1998, an increase of $19.0 million from the $5.4 million for the comparable period in the prior year. Contributing to the increase was an increase in accounts receivable resulting from higher sales volume in the first quarter of 1998. The Company also experienced higher inventory levels as it achieved record production levels during this period. These increases were partially offset by a decrease in accounts payable during the first quarter 1998.

There are no restrictions on the ability of the Company's wholly-owned subsidiary, Bliss & Laughlin Industries Inc. to transfer funds to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Many computer systems will experience problems handling dates beyond the year 1999. Certain of the Company's computer systems will be affected by the Year 2000 issue. The Company is currently in the process of replacing its existing computer systems in an effort to improve its processes related to financial and operational information. These initiatives include technology which will be Year 2000 compliant when implemented. The Company's installation plans for its new systems are in place and are scheduled for completion in early fiscal 1999.

Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following: i.) any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for a successful transition into a full steelmaking and bar rolling operation; ii.) the ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales. The Company is in the process of enhancing its sales and customer service programs; and iii.) the Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry.

In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of the Recapitalization, the Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1997 and early 1998, two accounting pronouncements were issued by the Financial Accounting Standards Board that apply to the Company: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." Both new standards are effective for the Company's 1998 fiscal year. SFAS No. 131 introduces a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 132 standardizes disclosures and requires additional disclosures for pension and postretirement benefits. Implementation of the new pronouncements is not expected to have a significant effect on the Company's disclosures.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are occasionally involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company's consolidated financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAR TECHNOLOGIES INC.



Date:  May 15, 1998             By:     /s/ Thomas N. Tyrrell
                                ----------------------------------------------
                                Thomas N. Tyrrell
                                President and Chief Executive Officer



Date:  May 15, 1998             By:    /s/ Frederick L. Deichert
                                ----------------------------------------------
                                Frederick L. Deichert
                                Vice President of Finance and Chief Financial
                                Officer