Form 10-Q
period 1998-07-04
BAR TECHNOLOGIES INC
filed 1998-08-18
CIK 1013335

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the three month period ended July 4, 1998 Commission File Number: 333-04254




                              BAR TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)




                         DELAWARE                                          13-3753384
--------------------------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)


          5700 LOMBARDO CENTER DRIVE, SUITE 100
                  SEVEN HILLS, OHIO  44131                                (216) 750-2100
--------------------------------------------------------------  ---------------------------------
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

                               X   Yes       No
                           --------   -------




Number of shares outstanding of common stock as of July 31, 1998:



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

Item 1.       Financial Statements

              Consolidated Statements of Income (Unaudited) for the three and six month periods ended July 4, 1998 and June 28, 1997.............................................3

              Consolidated Balance Sheets as of July 4, 1998 (Unaudited) and
              January 3, 1998........................................................................4-5

              Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) for
              the six month period ended July 4, 1998..................................................6

              Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended July 4, 1998 and June 28, 1997.............................................7

              Notes to Consolidated Financial Statements............................................8-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.....................................12-15



                                            PART II - OTHER INFORMATION
                                            ---------------------------

Item 1.       Legal Proceedings.......................................................................16

Item 2.       Changes in Securities...................................................................16

Item 3.       Defaults Upon Senior Securities.........................................................16

Item 4.       Submission of Matters to a Vote of Security Holders.....................................16

Item 5.       Other Information.......................................................................16

Item 6.       Exhibits and Reports on Form 8-K........................................................16

              Signatures..............................................................................17

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
                         JULY 4, 1998 AND JUNE 28, 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                Three Months Ended           Six Months Ended
                                           ---------------------------   ---------------------------
                                              July 4,        June 28,       July 4,        June 28,
                                               1998           1997           1998           1997
                                           ------------   ------------   ------------   ------------
Net sales                                  $     79,946   $     63,156   $    161,589   $    115,487

Cost of sales                                    71,798         62,494        150,574        115,995

Depreciation and amortization                     1,491          1,238          2,918          2,500

Selling, general and administrative
  expenses                                        5,222          4,344         10,332          8,081
                                           ------------   ------------   ------------   ------------

   Income (loss) from operations                  1,435         (4,920)        (2,235)       (11,089)

Interest expense, net                             7,013          5,999         13,187         11,724

Other income                                        191            130            268            769
                                           ------------   ------------   ------------   ------------

   Loss before provision for income taxes        (5,387)       (10,789)       (15,154)       (22,044)

Provision (benefit) for income taxes               (104)           105             59            247
                                           ------------   ------------   ------------   ------------

  Net loss                                       (5,283)       (10,894)       (15,213)       (22,291)

Preferred  stock dividends                           96             96            192            192
                                           ------------   ------------   ------------   ------------

Net loss applicable to common shares       $     (5,379)  $    (10,990)  $    (15,405)  $    (22,483)
                                           ============   ============   ============   ============

Net (loss) per share - basic               $      (4.21)  $     (14.77)  $     (12.05)  $     (30.23)
                                           ============   ============   ============   ============

Net (loss) per share - diluted             $      (4.21)  $     (14.77)  $     (12.05)  $     (30.23)
                                           ============   ============   ============   ============

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)



                                                        July 4,    January 3,
                                                         1998          1998
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS
   CURRENT ASSETS
         Cash and cash equivalents                  $      4,718   $      3,391
         Accounts receivable, less allowances of
           $901 and $817, respectively                    42,353         34,287
         Inventories                                      60,894         58,277
         Prepaid expenses                                  2,406          1,935
         Restricted interest escrow                           26             42
                                                    ------------   ------------
            Total Current Assets                         110,397         97,932

   PROPERTY, PLANT & EQUIPMENT
         Land and improvements                             7,169          7,169
         Buildings and improvements                       17,751         18,209
         Machinery and equipment                          57,596         57,594
         Construction-in-progress                         13,078          4,037
                                                    ------------   ------------
            TOTAL PROPERTY, PLANT & EQUIPMENT             95,594         87,009

         Accumulated depreciation                        (10,163)        (7,432)
                                                    ------------   ------------
            NET PROPERTY, PLANT & EQUIPMENT               85,431         79,577

         Goodwill, net of accumulated amortization
           of $729 and $567, respectively                 12,131         12,293
         Restricted debt service fund                      1,551          1,551
         Other assets                                     13,389         14,325
                                                    ------------   ------------


            TOTAL ASSETS                            $    222,899   $    205,678
                                                    ============   ============



The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)




                                                                      July 4,         January 3,
                                                                       1998             1998
                                                                  -------------     -------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
         Accounts payable                                         $      35,247     $      33,339
         Accrued interest                                                 5,325             3,605
         Other accrued liabilities                                       18,374            14,178
         Current maturities of long-term debt                             2,315             3,033
         Revolving credit facility                                       79,000            53,650
                                                                  -------------     -------------
            TOTAL CURRENT LIABILITIES                                   140,261           107,805


         Long-term debt                                                 131,110           130,741
         Deferred income taxes                                            5,029             5,047
         Other long-term liabilities                                      5,059             4,964
                                                                  -------------     -------------
            TOTAL LIABILITIES                                           281,459           248,557

         Redeemable Stock
           Series A Preferred Stock $0.001 par value;
             Authorized, 5,000 shares,
             Issued and outstanding, 1,100 shares                         5,500             5,500

         STOCKHOLDERS' EQUITY (DEFICIT)
         Series B Preferred Stock $0.001 par value;
           Authorized, issued and outstanding, 1 share                      ---               ---
         Class A Common Stock, $0.001 par value;
           Authorized, 1,000,000 shares,
           Issued and outstanding, 204,458 and 204,458 shares,
             respectively                                                   ---               ---
         Class B Common Stock, $0.001 par value;
           Authorized, 600,000 shares,
           Issued and outstanding, 536,829 and 536,829 shares,
             respectively                                                     1                 1
         Class C Common Stock, non-voting $0.001 par value;
           Authorized, 600,000 shares,
           Issued and outstanding, 536,865 and 536,865 shares,
             respectively                                                     1                 1
           Additional paid-in-capital                                    63,055            63,055
           Warrants outstanding                                           5,119             5,119
           Accumulated deficit                                         (131,466)         (116,061)
           Cumulative translation adjustment                               (770)             (494)
                                                                   -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (64,060)          (48,379)
                                                                  -------------     -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $    222,899     $     205,678
                                                                  =============     =============

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTH PERIOD ENDED JULY 4,1998
              (In thousands of dollars, except share Information)
                                  (Unaudited)


                                    Series B                Class A               Class B               Class C
                                 Preferred Stock          Common Stock          Common Stock          Common Stock     Additional
                             ---------------------   ---------------------  --------------------  --------------------   Paid-in
                               Shares      Amount      Shares      Amount     Shares    Amount      Shares     Amount    Capital
                             ---------    --------   ---------    --------  ---------  ---------  ---------  ---------  ---------
Balance, January 3, 1998             1    $      -     204,458    $      -    536,829  $       1    536,865  $       1  $  63,055

Net loss

Other comprehensive
  income - foreign currency
  translation adjustments,
  net of tax of $0


Comprehensive income



                             ---------    --------   ---------    --------  ---------  ---------  ---------  ---------  ---------
Balance, July 4, 1998                1    $      -     204,458    $      -    536,829  $       1    536,865  $       1  $  63,055
                             =========    ========   =========    ========  =========  =========  =========  =========  =========


                                                         Accumulated
                                                            Other
                               Warrants    Accumulated   Comprehensive   Comprehensive
                              Outstanding    Deficit       Income  1         Income
                             -------------  ---------   --------------   -------------
Balance, January 3, 1998     $       5,119  $(116,061)  $         (494)

Net loss                                      (15,405)                   $     (15,405)

Other comprehensive
  income - foreign currency
  translation adjustments,
  net of tax of $0                                                (276)           (276)

                                                                         -------------
Comprehensive income                                                     $     (15,681)
                                                                         =============


                             -------------  ---------   --------------
Balance, July 4, 1998        $       5,119  $(131,466)  $         (770)
                             =============  =========   ==============

1 - Represents foreign currency translation adjustments.



The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
             Consolidated Statements of Cash Flows for the Six Month
                  Periods Ended July 4, 1998 and June 28, 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                            Six Months     Six Months
                                                               Ended          Ended
                                                           July 4, 1998   June 28, 1997
                                                           ------------   ------------
Cash flows from operating activities
     Net loss                                              $    (15,213)  $    (22,291)
     Adjustments to reconcile net cash
        used by operating activities:
        Depreciation and amortization                             2,918          2,500
        Accretion of original issue discount                        673            616
        Amortization of deferred financing cost                   1,224          1,074
        Increase in accounts receivable                          (8,066)       (19,358)
        (Increase) decrease in inventory                         (2,617)         5,968
        (Increase) decrease in prepaid expenses                    (471)         1,174
        Increase in accounts payable                              1,908          9,625
        Increase (decrease)  in other current liabilities         5,916         (2,662)
        Other                                                      (220)           769

                                                           ------------   ------------
NET CASH USED BY OPERATING ACTIVITIES                           (13,948)       (22,585)
                                                           ------------   ------------

Cash flows from investing activities
         Net capital expenditures                                (8,585)        (1,832)
                                                           ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES                            (8,585)        (1,832)
                                                           ------------   ------------

Cash flows from financing activities
          Net receipts under revolving credit agreement          25,350         13,350
          Repayments of debt                                     (1,022)        (1,018)
          Proceeds from issuance of debt                            ---            322
          Payments from bond interest escrow                        ---          6,096
          Preferred stock dividends                                (192)          (192)
                                                           ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        24,136         18,558
                                                           ------------   ------------

Effect of exchange rate changes on cash                            (276)           (42)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,327         (5,901)

Cash and cash equivalents-beginning of  period                    3,391          7,034
                                                           ------------   ------------

Cash and cash equivalents-end of period                    $      4,718   $      1,133
                                                           ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                   $      9,086   $      9,474
                                                           ============   ============

  Cash paid for income taxes                               $        165   $        178
                                                           ============   ============




The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands of dollars, except share information)


1.  BASIS OF PRESENTATION

The consolidated financial statements and other pro forma information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended January 3, 1998, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

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

Since its formation, the Company has incurred substantial losses as a result of the start up and ongoing maintenance of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under its credit facilities or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. As a result of its recapitalization (see Notes 3 and 4), the Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company. Based on its fiscal 1998 plan, the Company believes that its cash flow from operations, combined with the available funds under its credit agreement, will be sufficient to enable it to meet its debt service requirements when due and to fund its capital expenditure, working capital and general corporate requirements.


2.    COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investments by owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net losses and foreign currency translation adjustments, in the Consolidated Statement of Stockholders' Equity (Deficit).

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

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $79,000 and $53,650 at July 4 and January 3, 1998, respectively.

The Amended Agreement contains a number of covenants similar to those in the Revolving Credit Agreement. Additionally, under the Amended Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended October 3, 1998. The Amended Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the Lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such Lenders.


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

                                       July 4,         January 3,
                                        1998             1998
                                    ------------     ------------
         Current assets             $     57,894     $     56,948
         Noncurrent assets                37,678           37,868
         Current liabilities              40,909           43,180
         Noncurrent liabilities           13,688           13,611


                                    Three Months     Three Months     Six Months       Six Months
                                    Ended July 4,    Ended June 28,  Ended July 4,    Ended June 28,
                                        1998             1997            1998             1997
                                    -----------     ------------     ------------     ------------
         Net sales                 $     41,072     $     42,725     $     88,796     $     82,228
         Gross profit                     5,276            4,816           10,721            9,231
         Operating income                 2,181            1,450            4,401            2,695
         Net income                       1,619              900            3,225            1,480

6.   INVENTORIES

Inventories are valued at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out (FIFO) method.

Inventory costs include material, labor and overhead. The components of inventory were as follows:

                                                           July 4,      January 3,
                                                            1998          1998
                                                       ------------  ------------
         Raw materials                                 $     18,018  $     14,569
         Work-in-process                                     19,664        22,341
         Finished goods                                      23,212        21,367
                                                       ------------  ------------
         Total                                         $     60,894  $     58,277
                                                       ============  ============

7.   OTHER ASSETS

Other assets consisted of the following:

                                                          July 4,      January 3,
                                                           1998          1998
                                                       ------------  ------------
         Deferred financing costs, net of accumulated
           amortization of $5,575 and $4,351           $      7,964  $      9,188
         Deferred income taxes                                1,214         1,214
         Prepaid pension costs                                2,998         2,930
         Other                                                1,213           993
                                                       ------------  ------------
         Total                                         $     13,389  $     14,325
                                                       ============  ============

8.   NET LOSS PER SHARE

The weighted average number of common and common stock equivalent shares used in the calculation of basic and diluted net loss per common share were 1,278,152 and 743,841 for both the three and six month periods ended July 4, 1998 and June 28, 1997, respectively. Securities totaling 137,416 shares at July 4, 1998 were excluded from the diluted earnings per share calculation due to their antidilutive effect.


9.    SUBSEQUENT EVENTS

On July 24, 1998, Blackstone Capital Partners II Merchant Banking Fund L. P. ("Blackstone") and Veritas Capital Partners L. P. ("Veritas") announced the acquisition of Republic Engineered Steels, Inc. ("Republic") for a cash price of $7.25 per share of Republic common stock. The acquisition of Republic will occur by means of a cash tender offer for all the issued and outstanding shares, followed by a merger in which all remaining shares will be converted into the same cash consideration. Including acquired debt, the total purchase price will be approximately $420 million.

Following the consummation of this transaction, Blackstone and Veritas intend to combine Republic with Bar Technologies Inc. ("the Company"), which they control. However, the proposed acquisition of Republic is not conditioned on combining Republic with the Company.

Within the terms of the tender offer made to purchase all of the outstanding shares of common stock of Republic by Blackstone and Veritas and the subsequent combination of Republic with the Company, it is anticipated that certain indebtedness of the Company will be refinanced from the proceeds of new indebtedness to be incurred by the new combined company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Following is management's discussion and analysis of financial condition, which provides information with respect to the results of operations of the Company for the three and six month periods ended July 4, 1998 and June 28, 1997. The discussion should be read in connection with the information in the Unaudited Consolidated Financial Statements and the notes pertaining thereto.

OVERVIEW
The Company acquired certain steelmaking and bar rolling assets from the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem Bar, Rod and Wire Division ("Bethlehem BRW Division") ceased operations in December 1992, and therefore no historical results are presented for the Bethlehem BRW Division due to the noncomparability of the Company's operations, management and cost structure. Pursuant to its modernization and expansion plan, the Company restarted operations at its Lackawanna, New York hot bar rolling mill in February 1996 and commissioned its continuous caster and restarted its melt shop in its Franklin, Pennsylvania facility in August 1996.

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

On July 24, 1998, Blackstone and Veritas Capital Partners L. P. ("Veritas") announced an agreement to acquire Republic Engineered Steels, Inc. ("Republic") for a cash price of $7.25 per share of Republic stock. The acquisition of Republic will occur by means of a cash tender offer for all issued and outstanding shares followed by a merger in which all remaining shares will be converted into the same cash consideration. Including acquired debt, the total purchase price will be approximately $420 million. Following the consummation of this transaction, Blackstone and Veritas intend to combine Republic with Bar Technologies Inc., which they control. However, the proposed acquisition of Republic is not conditioned on combining Republic with the Company.

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

On August 18, 1998, the Company's quality management system was certified as QS-9000 compliant, ISO 9002 registered. The registration covers the Company's Lackawanna, New York rolling operations and supporting corporate functions located in Seven Hills, Ohio and Johnstown, Pennsylvania.

THREE MONTHS ENDED JULY 4, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 28,
1997

The Company recorded net sales of $79.9 million for the three months ended July 4, 1998, compared with $63.2 million for the comparable prior year period. The $16.7 million, or 26.4%, increase for the second quarter 1998 is due to an increase in hot rolled bar shipments to outside customers and to an increase in sales mix toward higher unit price products. The shipment increase was supported by increased production by the additions of a third and fourth production shift at the Company's Lackawanna, New York facility, which began during April and August 1997, respectively.

Cost of sales was $71.8 million, or 89.8% of net sales, for the three months ended July 4, 1998, as compared with $62.5 million, or 99.0% of net sales, for the comparable prior year period. The improvement in cost of sales as a percentage of net sales reflects higher sustained production levels and the resultant improved production efficiencies.

As a result of the above factors, the Company achieved a gross profit of $8.1 million, or 10.2% of sales, for the three months ended July 4, 1998, compared with gross profit of $.7 million, or 1.0% of sales, for the comparable prior year period.

The Company incurred selling, general and administrative expenses of $5.2 million for the three months ended July 4, 1998, or 6.5% of net sales, as compared with $4.3 million, or 6.9% of net sales, for the comparable prior year period. The decrease in selling, general and administrative expenses as a percentage of net sales is due to the fixed nature of the majority of these expenses benefiting from the increase in net sales as the Company completed its start-up activities and transitioned into a full steelmaking and bar rolling operation. Offsetting the decrease in selling, general and administrative expenses as a percentage of net sales were non-recurring charges incurred during the second quarter 1998 related to costs associated with relocation of the Company's headquarters and an upgrade of the Company's computer system.

Interest expense, net, increased to $7.0 million for the three months ended July 4, 1998, as compared with interest expense, net, of $6.0 million for the comparable prior year period. The $1.0 million, or 16.7%, increase for the three month period, is primarily attributable to higher average amounts borrowed under the revolving credit facility.

The benefit for income taxes in second quarter fiscal 1998 was the result of the Company's net operating losses generating a refund of taxes previously paid by the Company's wholly owned subsidiary, Bliss and Laughlin Industries, Inc. The provision for income taxes for the comparable prior year period consisted primarily of a provision for foreign taxes related to the Company's Canadian subsidiary.

THREE MONTHS ENDED JULY 4, 1998 COMPARED WITH THE THREE MONTHS ENDED APRIL 4,
1998

Net sales for the three months ended July 4, 1998 of $79.9 million were $1.7 million, or 2.1%, below the $81.6 million recorded in the previous three months ended April 4, 1998. This was primarily due to a decrease in demand as customers prepared for plant shutdowns scheduled for the summer months. Also contributing to the decrease between first and second quarter fiscal 1998, was the impact of a strike at General Motors Corporation. The Company believes that certain competitors with sales concentration in the automotive OEM markets shifted sales efforts towards customers in which the Company has a greater market presence, such as steel service centers.

Cost of sales for the three months ended July 4, 1998 of $71.8 million, or 89.8% of sales, improved from the previous three months ended April 4, 1998 of $78.8 million, or 96.5% of sales. This improvement in gross profit as a percentage of net sales reflects lower unit inventory costs resulting from the efficiencies derived from increased production levels. Contributing to a lesser extent to the improvement in cost of sales as a percentage of sales was an increase in average selling prices and lower raw material costs.

SIX MONTHS ENDED JULY 4, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 28, 1997

The Company recorded net sales of $161.6 million for the six months ended July 4, 1998, as compared with net sales of $115.5 million for the comparable prior year period. The $46.1 million, or 39.9%, increase for the first six months of fiscal 1998 is due to an increase in hot rolled bar shipments to outside customers and to an increase in the sales mix toward higher price per unit products.

Cost of sales was $150.6 million, or 93.2% of net sales, for the six months ended July 4, 1998, as compared with $116.0 million, or 100.4% of net sales, for the comparable prior year period. This improvement in cost of sales as a percentage of net sales principally reflects lower unit inventory costs resulting from the efficiencies derived from increased production levels. As a result, the Company experienced gross profit of $11.0 million for the six months ended July 4, 1998, compared with a negative gross profit of $.5 million for the comparable prior year period.

The Company incurred selling, general and administrative expenses of $10.3 million, or 6.4% of net sales, for the six months ended July 4, 1998, as compared with $8.1 million, or 7.0% of net sales, for the comparable prior year period. The decrease in selling, general and administrative expenses as a percentage of net sales is due to the fixed nature of the majority of these expenses benefiting from the increase in net sales as the Company completed its start-up activities and transitioned into a full steelmaking and bar rolling operation.

Interest expense, net, increased to $13.2 million for the six months ended July 4, 1998, as compared with interest expense, net, of $11.7 million for the comparable prior year period. The $1.5 million, or 12.8%, increase for the six month period is primarily attributable to higher average amounts borrowed under the revolving credit facility.

The provision for income taxes for the six month period ended July 4, 1998 was largely offset by a tax benefit recorded which was the result of the Company's net operating losses generating a refund of taxes previously paid by the Company's wholly owned subsidiary, Bliss and Laughlin Industries, Inc. The provision for income taxes for the comparable period in the prior year consisted primarily of a provision for foreign taxes related to the Company's Canadian subsidiary.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has or will have a significant impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity consist of available cash and cash equivalents, borrowings under its revolving credit facility and cash flow from operations. At August 11, 1998, the Company had liquidity available from both cash and cash equivalents plus availability under its revolving credit facility totaling approximately $9.8 million.

Borrowings under the Company's amended credit agreement ("Amended Agreement") bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0%, or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Borrowings under the Amended Agreement's sub-facility ("Sub-Facility") bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5%, or LIBOR plus 4.5%. Amounts outstanding under the Amended agreement, including amounts outstanding under its Sub-Facility, were $79.0 million at July 4, 1998, compared with $82.0 million at April 4, 1998 and $53.7 million at January 3, 1998. Weighted average interest rates on borrowings under the Amended Agreement and the Sub-Facility at July 4, 1998 were 9.22% and 11.00%, respectively. At January 3, 1998, weighted average interest rates under the Amended Agreement and the Sub-Facility were 8.98% and 11.00%, respectively.

The Company has various financing arrangements in place in addition to its Amended Agreement that are committed to funding its working capital and corporate requirements. The Company had an aggregate amount of approximately $133.4 million of borrowings outstanding under these committed agreements.

Cash used by operating activities decreased to $13.9 million for the six month period ended July 4, 1998, from the $22.6 million used in the comparable period of the prior year. Contributing to the decrease in net cash used by operating activities was a decrease in the change of accounts receivable and accounts payable from their respective prior year end levels. Fiscal 1997 amounts evidenced the beginning of the Company's transition from start-up activities to a focused commercial effort. The Company also experienced larger increases in inventory levels during the six months ended July 4, 1998 as compared with the comparable period in the prior year as it increased its production levels to support increased sales during this period.

There are no restrictions on the ability of the Company's wholly owned subsidiary, Bliss & Laughlin Industries Inc. to transfer funds to the Company.

Within the terms of the tender offer made to purchase all of the outstanding shares of common stock of Republic by Blackstone and Veritas and the subsequent combination of Republic with the Company, it is anticipated that certain indebtedness of the Company will be refinanced from the proceeds of new indebtedness to be incurred by the new combined company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Many computer systems will experience problems handling dates beyond the year 1999. Certain of the Company's computer systems will be affected by the Year 2000 issue. The Company is currently in the process of replacing its existing computer systems in an effort to improve its processes related to financial and operational information. These initiatives include technology which will be Year 2000 compliant when implemented. The Company's installation plans for its new systems upgrade and Year 2000 project are in place and expected completion is scheduled for early fiscal 1999.

The cost of the systems upgrade is estimated at $1.6 million to $2.0 million and is being funded through operating cash flows of which the majority of cost of the project will be capitalized. During the three months ended July 4, 1998, the Company incurred costs associated with the systems upgrade project. Certain of these costs were included in selling, general and administrative expenses for this period, however, they were not considered to be significant.

The Company is currently assessing the impact of the Year 2000 issue as it relates to its suppliers and customers. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, however, the Company does not believe at this time that the Year 2000 issue related to its suppliers and customers will have a material adverse effect on its future operating results.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Currently, this pronouncement is not applicable to the operations of the Company.


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


BAR TECHNOLOGIES INC.



Date:  August 18, 1998                    By:  /s/ Thomas N. Tyrrell
                                          --------------------------
                                          Thomas N. Tyrrell
                                          President and Chief Executive Officer



Date:  August 18, 1998                    By:  /s/ Frederick L. Deichert
                                          ------------------------------
                                          Frederick L. Deichert
                                          Vice President of Finance and Chief Financial Officer