Form 10-Q
period 1998-10-03
BAR TECHNOLOGIES INC
filed 1998-11-17
CIK 1013335

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                For the three month period ended October 3, 1998

                       Commission File Number: 333-04254
                                               ---------




                              BAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           DELAWARE                                              13-3753384
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)





5700 LOMBARDO CENTER DRIVE, SUITE 100
      SEVEN HILLS, OHIO  44131                          (216) 750-2100
----------------------------------------         -------------------------------
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

                                    X  Yes   No
                                  ----          ----




Number of shares outstanding of common stock as of October 31, 1998:




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

Item 1.       Financial Statements

              Consolidated Statements of Income (Unaudited) for the three and nine month periods ended October 3, 1998 and September 27, 1997.....................................3

              Consolidated Balance Sheets as of October 3, 1998 (Unaudited) and
              January 3 1998.........................................................................4-5

              Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) for
              the nine month period ended October 3, 1998..............................................6

              Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended October 3, 1998 and September 27, 1997.....................................7

              Notes to Consolidated Financial Statements............................................8-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.....................................12-16



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings.......................................................................17

Item 2.       Changes in Securities...................................................................17

Item 3.       Defaults Upon Senior Securities.........................................................17

Item 4.       Submission of Matters to a Vote of Security Holders.....................................17

Item 5.       Other Information.......................................................................17

Item 6.       Exhibits and Reports on Form 8-K........................................................18

              Signatures..............................................................................19

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                     OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                           Three Months Ended                Nine Months Ended
                                      ----------------------------     -----------------------------
                                      October 3,     September 27,      October 3,     September 27,
                                         1998            1997              1998            1997
                                      ----------     -------------     -----------     -------------
Net sales                              $ 60,685        $ 64,945        $  222,274       $   180,432

Cost of sales                            59,631          60,061           210,205           176,056

Depreciation and amortization             1,372           1,246             4,290             3,746

Selling, general and administrative
  expenses                                4,714           4,376            15,046            12,457
                                        -------         -------           -------          --------
  Loss from operations                   (5,032)           (738)           (7,267)          (11,827)

Interest expense, net                     6,890           5,797            20,077            17,521

Other income (expense), net                 781              (1)            1,049               768
                                        -------         -------           -------          --------
  Loss before provision for income
      taxes                             (11,141)         (6,536)          (26,295)          (28,580)

Provision (benefit) for income taxes          4             (95)               63               152
                                        -------         -------           -------          --------
  Net loss                              (11,145)         (6,441)          (26,358)          (28,732)

Preferred  stock dividends                   97              96               289               288
                                        -------         -------           -------          --------
Net loss applicable to common shares   $(11,242)       $ (6,537)       $  (26,647)      $   (29,020)
                                        =======         =======           =======          ========
Net loss per share - basic             $  (8.80)       $  (7.74)       $   (20.85)      $    (37.34)
                                        =======         =======           =======          ========
Net loss per share - diluted           $  (8.80)       $  (7.74)       $   (20.85)      $    (37.34)
                                        =======         =======           =======          ========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                          October 3,           January 3,
                                                                             1998                 1998
                                                                        --------------       --------------
                                                                         (Unaudited)
ASSETS

   CURRENT ASSETS

         Cash and cash equivalents                                       $    2,816           $     3,391

         Accounts receivable, less allowances of
           $955 and $817, respectively                                       38,597                34,287

         Inventories                                                         66,601                58,277

         Prepaid expenses                                                     2,218                 1,935

         Restricted interest escrow                                              --                    42
                                                                           --------              --------
           TOTAL CURRENT ASSETS                                             110,232                97,932

   PROPERTY, PLANT & EQUIPMENT

         Land and improvements                                                7,169                 7,169

         Buildings and improvements                                          17,751                18,209

         Machinery and equipment                                             57,594                57,594

         Construction-in-progress                                            17,190                 4,037
                                                                           --------              --------
           TOTAL PROPERTY, PLANT & EQUIPMENT                                 99,706                87,009

         Accumulated depreciation                                           (11,385)               (7,432)
                                                                           --------              --------
           NET PROPERTY, PLANT & EQUIPMENT                                   88,321                79,577

         Goodwill, net of accumulated amortization
           of $810 and $567, respectively                                    12,050                12,293

         Restricted debt service fund                                         1,551                 1,551

         Other assets                                                        12,792                14,325
                                                                           --------              --------
           TOTAL ASSETS                                                  $  224,946           $   205,678
                                                                           ========              ========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars, except per share data)


                                                                          October 3,            January 3,
                                                                             1998                  1998
                                                                        ---------------       --------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES

              Accounts payable                                           $     53,524          $   33,339

              Accrued interest                                                  1,784               3,605

              Other accrued liabilities                                        18,553              14,178

              Current maturities of long-term debt                              2,159               3,033

              Senior notes to be refinanced                                    87,618                 ---

              Revolving credit facility                                        79,000              53,650
                                                                             --------            --------
                 TOTAL CURRENT LIABILITIES                                    242,638             107,805


         Long-term debt                                                        42,635             130,741

         Deferred income taxes                                                  4,997               5,047

         Other long-term liabilities                                            4,968               4,964
                                                                             --------            --------
            TOTAL LIABILITIES                                                 295,238             248,557

         Redeemable Stock
           Series A Preferred Stock $0.001 par value;
             Authorized, 5,000 shares
             Issued and outstanding, 1,100 shares                               5,500               5,500


         STOCKHOLDERS' EQUITY (DEFICIT)

         Series B Preferred Stock $0.001 par value;
           Authorized, issued and outstanding, 1 share                            ---                 ---

         Class A Common Stock, $0.001 par value;
           Authorized, 1,000,000 shares
           Issued and outstanding, 204,458 shares                                 ---                 ---

         Class B Common Stock, $0.001 par value;
           Authorized, 600,000 shares
           Issued and outstanding, 536,829 shares                                   1                   1

         Class C Common Stock, non-voting $0.001 par value;
           Authorized, 600,000 shares
           Issued and outstanding, 536,865 shares                                   1                   1

           Additional paid-in capital                                          63,055              63,055

           Warrants outstanding                                                 5,119               5,119

           Accumulated deficit                                               (142,708)           (116,061)

           Accumulated other comprehensive loss - foreign
              currency translation adjustment                                  (1,260)               (494)
                                                                             --------            --------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (75,792)            (48,379)
                                                                             --------            --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    224,946          $  205,678
                                                                             ========            ========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE NINE MONTH PERIOD ENDED OCTOBER 3, 1998
               (In thousands of dollars, except share information)
                                   (Unaudited)


                                     Series B                 Class A                Class B                 Class C
                                  Preferred Stock          Common Stock            Common Stock            Common Stock
                                 -----------------       -----------------       -----------------       -----------------
                                 Shares     Amount       Shares     Amount       Shares     Amount       Shares     Amount
                                 ------     ------       ------     ------       ------     ------       ------     ------
Balance, January 3, 1998              1     $    -      204,458     $    -      536,829     $    1      536,865     $    1

Net loss

Preferred stock dividend

Other comprehensive
  income - foreign currency
  translation adjustments,
  net of tax of $0

Comprehensive income

                                 ------     ------      -------     ------      -------     ------      -------     ------
Balance, October 3, 1998              1     $    -      204,458     $    -      536,829     $    1      536,865     $    1
                                 ======     ======      =======     ======      =======     ======      =======     ======



                                 Additional                                         Accumulated Other
                                  Paid-in         Warrants        Accumulated        Comprehensive         Comprehensive
                                  Capital        Outstanding        Deficit            Income(1)              Income
                                 ----------      -----------      -----------       -----------------      -------------
Balance, January 3, 1998         $   63,055      $     5,119      $  (116,061)         $      (494)

Net loss                                                              (26,358)                               $ (26,358)

Preferred stock dividend                                                 (289)                                    (289)

Other comprehensive
  income - foreign currency
  translation adjustments,
  net of tax of $0                                                                            (766)               (766)
                                                                                                              --------
Comprehensive income                                                                                         $ (27,413)
                                                                                                              ========
                                 ----------      -----------      -----------            --------
Balance, October 3, 1998         $   63,055      $     5,119      $  (142,708)         $    (1,260)
                                 ==========      ===========      ===========            =========

(1) - Represents foreign currency translation adjustments, net of applicable income taxes.

The accompanying notes are an integral part of these statements.


                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTH PERIODS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                            (In thousands of dollars)
                                   (Unaudited)

                                                                          Nine Months              Nine Months
                                                                             Ended                    Ended
                                                                           October 3,             September 27,
                                                                             1998                     1997
                                                                         -------------            -------------
Cash flows from operating activities

     Net loss                                                             $  (26,358)              $  (28,732)

     Adjustments to reconcile net cash
        used by operating activities:

        Depreciation and amortization                                          4,290                    3,746

        Amortization of original issue discount                                1,021                      920

        Amortization of deferred financing cost                                1,672                    1,603

        Increase in accounts receivable                                       (4,846)                 (18,990)

        (Increase) decrease in inventory                                      (8,683)                   5,860

        (Increase) decrease in prepaid expenses                                 (270)                   1,455

        Increase in accounts payable                                          20,451                   10,953

        Increase (decrease)  in other current liabilities                      2,732                   (2,206)

        Other                                                                    (53)                    (384)
                                                                           ---------                 --------
NET CASH USED BY OPERATING ACTIVITIES                                        (10,044)                 (25,775)
                                                                           ---------                 --------
Cash flows from investing activities
        Capital expenditures                                                 (12,990)                  (2,365)
                                                                           ---------                 --------
NET CASH USED BY INVESTING ACTIVITIES                                        (12,990)                  (2,365)
                                                                           ---------                 --------
Cash flows from financing activities

        Net receipts (payments) under revolving credit agreement              25,350                  (10,000)

        Repayments of debt                                                    (2,383)                  (2,173)

        Proceeds from issuance of debt                                           ---                      322

        Proceeds from issuance of common stock, net of fees                      ---                   29,350

        Payments from bond interest escrow                                       ---                    6,096

        Preferred stock dividends                                               (289)                    (289)
                                                                           ---------                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              23,306
                                                                              22,678
                                                                           ---------                 --------
Effect of exchange rate changes on cash                                         (219)                     (73)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (575)                  (4,907)

Cash and cash equivalents-beginning of period                                  3,391                    7,034
                                                                           ---------                 --------
Cash and cash equivalents-end of period                                   $    2,816               $    2,127
                                                                           =========                 ========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                                  $   18,208               $   10,011
                                                                           =========                 ========

  Cash paid for income taxes, net                                         $      181               $      260
                                                                           =========                 ========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands of dollars, except share information)


1.  BASIS OF PRESENTATION

The consolidated financial statements and other financial information included herein have been prepared by Bar Technologies Inc. ("BarTech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with audited financial statements and notes thereto for the fiscal year ended January 3, 1998, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

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

The consolidated financial statements presented include the accounts of BarTech and its wholly owned subsidiary Bliss & Laughlin Industries, Inc. ("BLI") after elimination of intercompany accounts and transactions.

Since its formation, the Company has incurred substantial losses as a result of the start up and ongoing modernization of its facilities and its general and administrative expenses. Based on its fiscal 1998 plan, the Company believes that its available cash, combined with borrowings available under its current financing arrangements will be sufficient to meet its working capital requirements, capital expenditures and debt servicing needs, however, no assurance to this effect can be given.

In the event of a substantial delay in the implementation of the plans to refinance a substantial portion of the Company's debt in order to facilitate a business combination with Republic Engineered Steels, Inc. ("Republic")(see Note 10 for further discussion), the Company may need to borrow funds under its Amended Agreement and Sub-Facility or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise adversely effect the operational and financial flexibility of the Company.

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

3.  1997 EQUITY INVESTMENT AND REVOLVING CREDIT AGREEMENT

On September 11, 1997, the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund and its affiliates ("Blackstone") and certain affiliates of the successor to Veritas Capital Inc. ("Veritas"), purchased 536,865 shares of Class C non-voting common stock for $30,000.

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

The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $79,000 and $53,650 at October 3 and January 3, 1998, respectively.

The Amended Agreement contains a number of covenants similar to those in the Revolving Credit Agreement. Additionally, under the Amended Agreement, the Company will be required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended October 3, 1998. The Amended Agreement also contains provisions that will prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Secured Notes in any manner adverse to the Lenders and that will limit the Company's ability to refinance the Senior Notes without the consent of such Lenders. The Company was in compliance with its covenants as of October 3, 1998.

4.  SENIOR SECURED NOTES

The Company issued Senior Secured Notes ("Senior Notes") on April 2, 1996 in the amount of $91,609. Interest on the Senior Notes is at 13-1/2% per annum and is payable semi-annually. The Senior Notes are callable after three years, with the exception noted below, at 106.75% in 1999 and 103.375% in 2000.

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

The Company's principal owners, Blackstone and Veritas intend to combine Republic with the Company, both of which they control, subject to the refinancing of a significant portion of the combined companies' debt. Accordingly, the Company's Senior Notes have been classified as short-term in the accompanying consolidated balance sheet at October 3, 1998.

5.  CONDENSED FINANCIAL INFORMATION OF BLISS & LAUGHLIN INDUSTRIES INC.

The following is the unaudited condensed information of the subsidiary guarantors on a combined basis. Separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they are material to investors.

                                       October 3,              January 3,
                                         1998                    1998
                                  -------------------     -------------------
   Current assets                    $     52,972            $     56,948

   Noncurrent assets                       37,475                  37,868

   Current liabilities                     36,747                  43,180

   Noncurrent liabilities                  13,565                  13,611


                                     Three Months            Three Months           Nine Months              Nine Months
                                        Ended                   Ended                  Ended                   Ended
                                      October 3,             September 27,           October 3,            September 27,
                                         1998                    1997                   1998                   1997
                                  -------------------     -------------------    -------------------    -------------------
   Net sales                          $    36,739             $    37,444            $    125,535           $    119,672

   Gross profit                             2,662                   3,841                  13,382                 13,072

   Operating income (loss)                    (74)                    (11)                  4,327                  2,684

   Net income (loss)                         (349)                   (397)                  2,876                  1,083


6.  INVENTORIES

Inventory costs include material, labor and overhead. The components of inventory were as follows:

                                                                    October 3,                 January 3,
                                                                      1998                       1998
                                                               -----------------          -----------------
             Raw materials                                       $     19,251                 $ 14,569

             Work-in-process                                           24,020                   22,341

             Finished goods                                            23,330                   21,367

                                                                  -----------                 --------
             Total                                               $     66,601                 $ 58,277
                                                                  ===========                 ========

7.  OTHER ASSETS

Other assets consisted of the following:

                                                                    October 3,                 January 3,
                                                                      1998                       1998
                                                               -----------------          -----------------
             Deferred financing costs, net of accumulated
               amortization of $6,229 and $4,351                 $      7,310                 $  9,188

             Deferred income taxes                                      1,214                    1,214

             Prepaid pension costs                                      2,948                    2,930

             Other                                                      1,320                      993
                                                                  -----------                 --------
             Total                                               $     12,792                 $ 14,325
                                                                  ===========                 ========

8.  NET LOSS PER SHARE

The weighted average number of common and common stock equivalent shares used in the calculation of basic and diluted net loss per common share were 1,278,152 and 743,841 for both the three and nine month periods ended October 3, 1998 and September 27, 1997, respectively. Securities totaling 137,416 shares at October 3, 1998 and September 27, 1997, were excluded from the diluted earnings per share calculation due to their antidilutive effect.

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

The Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Company's facilities caused or created by Bethlehem Steel Corporation ("Bethlehem") or its predecessors in title and attributable to the period in which the Bethlehem Bar, Rod & Wire Division ("BRW Division") or its predecessors operated such facilities through the Company's contractual agreements with Bethlehem. Pursuant to such arrangements, Bethlehem has agreed to indemnify the Company for such costs by limiting the Company's potential exposure to any such damages incurred (i) through December 1996, to 50% of the first $2.0 million in damages, or $1.0 million, and (ii) thereafter, to 50% of the first $10.0 million of damages, or $5.0 million in the aggregate. Although several investigations of past or present environmental conditions at the Company's facilities have been conducted by or on behalf of Bethlehem and certain regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the Company's facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition and results of operations.

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

10. PROPOSED MERGER

The Company's principal owners, Blackstone and Veritas, serving as general partners for limited partnerships, acquired Republic in a tender offer completed September 8, 1998.

Blackstone and Veritas intend to combine Republic with Bar Technologies Inc., both of which they control, subject to the refinancing of a significant portion of the combined companies' debt and accordingly, the Company's Senior Notes have been classified as short-term in the accompanying consolidated balance sheet at October 3, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Following is management's discussion and analysis of financial condition, which provides information with respect to the results of operations of the Company for the three and nine month periods ended October 3, 1998 and September 27, 1997. The discussion should be read in connection with the information in the Unaudited Consolidated Financial Statements and the notes pertaining thereto.

OVERVIEW

The Company acquired certain steelmaking and bar rolling assets from the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem") in September 1994. Pursuant to its modernization and expansion plan, the Company restarted operations at its Lackawanna, New York hot bar rolling mill in February 1996 and commissioned its continuous caster and restarted its melt shop at its Franklin, Pennsylvania facility in August 1996.

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

The Company's principal owners, Blackstone and Veritas, serving as general partners for limited partnerships, acquired Republic Engineered Steels, Inc.
in a tender offer completed September 8, 1998. Blackstone and Veritas intend to combine Republic with Bar Technologies Inc., both of which they control, subject to the refinancing of a significant portion of the combined companies' debt.

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


THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 27, 1997

The Company recorded net sales of $60.7 million for the three months ended October 3, 1998, compared with $64.9 million for the comparable prior year period. The $4.2 million, or 6.5%, decrease for third quarter 1998 was due to a decrease in shipping volume reflecting a general weakening in demand within the steel industry. Factors contributing to the change in market demands include general economic conditions, domestic and foreign competition among producers, the General Motors' strike and customer inventory corrections, among others.

Cost of sales was $59.6 million, or 98.2% of net sales, for the three months ended October 3, 1998, as compared with $60.1 million, or 92.6% of net sales, for the comparable prior year period. The increase in cost of sales as a percentage of net sales reflects production outages experienced at the Company's Lackawanna, New York facility during the third quarter 1998 due to the installation of a new rolling mill electrical control system. The actual installation period combined with a start-up phase resulted in 17 lost production days. In addition, the Franklin, Pennsylvania facility experienced a 5 day production outage as the result of a caster fire during third quarter 1998.

As a result of the above factors, the Company recorded gross profit of $1.1 million, or 1.8% of sales, for the three months ended October 3, 1998, compared with gross profit of $4.8 million, or 7.4% of sales, for the comparable prior year period.

The Company incurred selling, general and administrative expenses of $4.7 million for the three months ended October 3, 1998, or 7.7% of net sales, as compared with $4.4 million, or 6.8% of net sales, for the comparable prior year period. The increase in selling, general and administrative expenses as a percentage of net sales is due to the fixed nature of the majority of these expenses and the decrease in net sales. In addition, the Company incurred certain non-recurring charges during the third quarter 1998 related to costs associated with the anticipated merger of the Company with Republic Engineered Steels, Inc.

Interest expense, net, increased to $6.9 million for the three months ended October 3, 1998, as compared with interest expense, net, of $5.8 million for the comparable prior year period. The $1.1 million, or 19.0%, increase for the three month period, is primarily attributable to higher average amounts borrowed under the revolving credit facility.

The change in the provision for income taxes to a net expense of $4 thousand in the third quarter 1998 from a net benefit for the comparable prior year period was primarily the result of a provision for foreign taxes related to the Company's Canadian subsidiary.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 27, 1997

The Company recorded net sales of $222.3 million for the nine months ended October 3, 1998, as compared with net sales of $180.4 million for the comparable prior year period. The $41.9 million, or 23.2%, increase for the first nine months of fiscal 1998 is largely due to an increase in hot rolled bar shipments to outside customers and to an increase in the sales mix toward higher price per unit products. Offsetting this year-to-date increase was a downturn in net sales during the third quarter 1998 as the Company experienced a weakening of demand for both hot-rolled bar and cold-finished steel. The Company believes that the factors that appear to be affecting demand include, but are not limited to, general economic conditions, consumer confidence and competition and that these factors will continue to negatively affect net sales through the end of its fiscal year.

Cost of sales was $210.2 million, or 94.6% of net sales, for the nine months ended October 3, 1998, as compared with $176.1 million, or 97.6% of net sales, for the comparable prior year period. This improvement in cost of sales as a percentage of net sales principally reflects lower unit inventory costs resulting from the efficiencies derived from increased production levels. As a result, the Company experienced gross profit of $12.1 million for the nine months ended October 3, 1998, compared with a gross profit of $4.3 million for the comparable prior year period.

The Company incurred selling, general and administrative expenses of $15.0 million, or 6.7% of net sales, for the nine months ended October 3, 1998, as compared with $12.5 million, or 6.9% of net sales, for the comparable prior year period. As selling, general and administrative expenses are relatively fixed in nature, the increase of $2.5 million is primarily due to higher wage and salary costs in connection with the growth of the Company during the current year.

Interest expense, net, increased to $20.1 million for the nine months ended October 3, 1998, as compared with interest expense, net, of $17.5 million for the comparable prior year period. The $2.6 million, or 14.9%, increase for the nine month period is primarily attributable to higher average amounts borrowed under the revolving credit facility.

The provision for income taxes for the nine month period ended October 3, 1998 was largely offset by a tax benefit recorded. The provision for income taxes for the comparable period in the prior year consisted primarily of a provision for foreign taxes related to the Company's Canadian subsidiary.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has or will have a significant impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity consist of available cash and cash equivalents and borrowings under its revolving credit facility. At October 3, 1998, the Company had liquidity available from cash and cash equivalents plus availability under its revolving credit facility totaling approximately $5.2 million.

Borrowings outstanding under the $90 million amended revolving credit agreement ("Amended Agreement") including amounts outstanding under its Sub-Facility, were $79.0 million at October 3, 1998, compared with $53.7 million at January 3, 1998. Weighted average interest rates on borrowings under the Amended Agreement and the Sub-Facility at October 3, 1998 were 9.19% and 12.00%, respectively. At January 3, 1998, weighted average interest rates under the Amended Agreement and the Sub-Facility were 8.98% and 11.00%, respectively.

The Company has various financing arrangements in place in addition to its Amended Agreement that are committed to funding its working capital and corporate requirements. The Company had an aggregate amount of approximately $132.4 million of borrowings outstanding under these committed agreements.

Cash used by operating activities decreased to $10.2 million for the nine month period ended October 3, 1998, from the $25.8 million used in the comparable period of the prior year. Amounts for the prior year comparable period evidenced the beginning of the Company's transition from start-up activities to a focused commercial effort. Accounts payable at October 3, 1998 increased $20.5 million from their level at January 3, 1998, as the Company satisfied its debt service costs and provided for working capital requirements and capital expenditures during this period. The $8.7 million increase in inventory at October 3, 1998 from its level at January 3, 1998, was partially the result of lower than normal inventory levels at year-end. Also contributing to the increase in inventory levels was the decrease in the Company's net sales during the third quarter 1998.

There are no restrictions on the ability of the Company's wholly owned subsidiary, Bliss & Laughlin Industries Inc. to transfer funds to the Company.

The Company's principal owners, Blackstone and Veritas, serving as general partners for limited partnerships, acquired Republic in a tender offer completed September 8, 1998. Blackstone and Veritas intend to combine Republic with Bar Technologies Inc., both of which they control, subject to the refinancing of a significant portion of the combined companies' debt.

The Company believes that its available cash, combined with borrowings available under its current financing arrangements will be sufficient to meet its working capital requirements, capital expenditures and debt servicing needs, however, no assurance to this effect can be given. In the event of a substantial delay in the implementation of the plans to refinance a substantial portion of the Company's debt in order to facilitate a business combination with Republic, the Company may need to borrow funds under its Amended Agreement and Sub-Facility or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is already highly leveraged. Restrictive covenants included in its existing debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise adversely effect the operational and financial flexibility of the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Many computer systems will experience problems handling dates beyond the year 1999. Certain of the Company's computer systems will be affected by the Year 2000 issue. The Company is currently in the process of replacing its existing computer systems in an effort to improve its processes related to financial and operational information. These initiatives include technology which will be Year 2000 compliant when implemented. Although the plans to combine the Company with Republic (see Note 10) have modified the Company's Year 2000 compliance strategy, the Company is anticipating it will be compliant in mid 1999, but it cautions that it might encounter unexpected delays which could delay full compliance beyond that date. Year 2000 contingency plans are currently being formulated by management.

Maintenance or modification costs will be expenses as incurred, while the cost of new software will be capitalized and amortized over the software's useful life. The cost of the system's upgrade is estimated at $1.6 million to $2.0 million and is being funded through operating cash flows. During the three months ended October 3, 1998, the Company incurred costs associated with the systems upgrade project. Certain of these costs were included in selling, general and administrative expenses for this period, however, they were not considered to be significant.

The Company is currently assessing the impact of the Year 2000 issue as it relates to its suppliers and customers. There can be no assurance that the systems of other companies on which the Company's business relies will be converted timely, however, the Company does not believe at this time that the Year 2000 issue related to its suppliers and customers will have a material adverse effect on its future operating results.

Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following: i.) any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for a successful merger of the Company with Republic Engineered Steels, Inc.; ii.) the ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase its sales, maintain high product quality and provide for customer service programs; iii.) the Company's ability to obtain favorable financing within or outside the context of a merger; and iv.) the Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry.

In the event of a substantial delay in the implementation of its plans or substantial unanticipated costs associated with the implementation of its plans, the Company may need to borrow funds under the Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise adversely effect the operational and financial flexibility of the Company.

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

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

In anticipation of the completion of the combination (the "Combination") of the Company and Republic Engineered Steels, Inc. ("Republic"), a consolidation plan (the "Consolidation Plan") has been developed which will build on initiatives already under way at Bar Tech and Republic. The Consolidation Plan is expected to create a more efficient, higher quality base of production facilities operated by a smaller and more flexible labor force under new labor agreements. The Consolidation Plan will focus on reducing operating costs primarily through headcount reductions and a multi-year capital investment program expected to exceed $300 million with the objective of rationalizing and modernizing the production facilities of the combined entity. To the extent that the Combination is delayed, the timing for full implementation of the Consolidation Plan may be extended and its cost may increase. There are several initiatives which the Company expects to pursue regardless of the timing of the Combination and the implementation of the Consolidation Plan. Depending on when the Combination is completed, measures which the Company may take prior to the Combination may include closure of certain of the Company's mills, which closures may be coupled with capital investments in new facilities and/or equipment.

In addition, in order to reduce overhead and improve customer service, the Company and Republic are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International" using a single sales force (however, each customer purchase order for steel products continues to be entered into directly with either the Company or Republic, as appropriate). The costs of such joint marketing efforts are borne ratably by the Company and Republic based upon their respective sales volumes achieved through such joint marketing.

The Company and Republic anticipate forming a joint venture (the "Marketing JV") in the near future to further formalize the foregoing arrangements and continue to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. It is anticipated that the Marketing JV will be named "Republic Technologies International Marketing, LLC", will be owned by the Company and Republic in proportions expected to be determined based upon the companies' respective sales and will fill purchase orders for steel products either by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order (at a price based upon the price paid for such steel products by the underlying customer, less a specified "markup" designed to cover the Marketing JV's operating expenses), or by in certain cases allocating such purchase orders to the Company or Republic and receiving a sales commission designed to cover the marketing JV's operating expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.)   Exhibits
                  (27)   Financial Data Schedule



         b.)   Reports on Form 8-K

         A report on Form 8-K was filed on July 24, 1998 which incorporated a press release by Republic Engineered Steels, Inc. ("Republic") announcing the proposed acquisition of Republic by the Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund
         L. P. and Veritas Capital Partners L. P.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BAR TECHNOLOGIES INC.




Date:  November 17, 1998                   By:  /s/ Thomas N. Tyrrell
                                           -------------------------------------
                                           Thomas N. Tyrrell
                                           President and Chief Executive Officer



Date:  November 17, 1998                   By:  /s/ Frederick L. Deichert
                                           ------------------------------
                                           Frederick L. Deichert
                                           Vice President of Finance and
                                           Chief Financial Officer