Form 10-K405
period 1999-01-02
BAR TECHNOLOGIES INC
filed 1999-04-02
CIK 1013335

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1999

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

                  3770 Embassy Parkway, Akron, Ohio 44333-8367
                  --------------------------------------------
                    (Address of Principal Executive Offices)

       (330) 670-3000 (Registrant's telephone number including area code)
       --------------

         5700 Lombardo Center Drive, Suite 100, Seven Hills, Ohio 44131
         --------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report )


        Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares outstanding of each of the issuer's classes of common stock as of January 2, 1999 was as follows:

Class A Common Stock, $0.001 par value                        204,458 shares

Class B Common Stock, $0.001 par value                        536,829 shares

Class C Common Stock, $0.001 par value                        536,865 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                                     PART I

ITEM 1. BUSINESS

GENERAL

Bar Technologies Inc. a Delaware corporation ("Bar Tech" or, the "Company"), produces and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot rolled and cold finished carbon and alloy steel bars used primarily in critical applications in the automotive and industrial equipment industries.

The Company was formed when it acquired certain steelmaking and bar rolling assets (the "BRW Assets") from the former Bar, Rod & Wire Division (the "Bethlehem BRW Division") of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Bethlehem BRW Division was a leading manufacturer of high quality engineered bar, rod and wire products prior to its shutdown in December 1992. In conjunction with the acquisition, the Company developed and implemented a major modernization and expansion plan. In February 1996, the Company restarted the mill facility located in Lackawanna, New York and began producing and shipping hot rolled bar products. The Company commenced its commercial steelmaking operations at its Johnstown, Pennsylvania facility in August 1996 in conjunction with the commissioning of its continuous caster.

In April 1996, the Company acquired Bliss & Laughlin Industries Inc. ("BLI"), one of the largest processors of cold finished steel bar products in North America, to complement its existing scope of product offerings and enhance its distribution network.

The Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates ("Blackstone") and certain affiliates of the successor to Veritas Capital, Inc. ("Veritas"), serving as general partners for limited partnerships, acquired Republic Engineered Steels, Inc. ("Republic") in September 1998. Blackstone and Veritas intend to combine the Company and Republic (the "Combination") during 1999, subject to refinancing a significant portion of the combined companies' debt.

BUSINESS

The production of SBQ steel bar products is a segment of the overall steel market. The bar products segment is further divided into three categories which are delineated by the quality and the end use of the bar product: (i.) reinforcing bar, (ii.) merchant quality bar and, (iii.) hot-rolled engineered bar. Hot-rolled engineered bar is the highest quality segment of the bar product market. The Company produces various grades and sizes of finished hot rolled engineered bar products. The Company intends to operate in the higher quality end of the hot rolled engineered bar market. SBQ steel bar products sell for higher prices per net ton than merchant or commodity grade steel bar products as they generally contain more alloys than merchant and commodity grade products and are sold to customers who require precise metallurgical content and compliance with rigorous quality specifications. The semi-finished billets produced in the Company's Johnstown, Pennsylvania facility are produced to specified chemical composition and quality.

The Company's hot-rolled engineered bar products include rounds, squares, hexagons and flats in both cut lengths and coils. The Company produces hot rolled engineered bar products up to 3 1/4" in diameter which are generally used by its customers in critical applications where product strength, integrity and durability are imperative considerations. These applications include: cam shafts, axles, roller bearings, automotive suspension parts, large fasteners, hydraulic hose fittings, transmission gears, and forged hand tools.

The Company also produces cold finished bars which are high quality processed steel bars used in machined and shafting products that require superior straightness, tolerance, finish and mechanical properties. Cold finished bars are processed from hot rolled bars, by a process that cleans, draws and straightens the raw material and cuts it to specific lengths. The Company believes that it offers one of the widest ranges of sizes and shapes in the cold finished bar industry. Products include round bars from 1/4" to 6" in diameter, square bars from 3/8" to 6" square, flat bars from 1/4" to 3" thick and from 1/2" to 14-5/8"
wide, and hexagonal bars from 1/4" to 3-1/4" thick. End users of cold finished bars incorporate them in a wide range of products including electrical and non-electrical machinery and equipment and a wide variety of vehicular equipment including automobiles, trucks, sport-utility vehicles, off-road vehicles and agricultural equipment.

The Company also thermally treats both hot rolled and cold finished bars. The Company's thermally treated steel products include stress relieved, carbon restored, normalized or annealed products, all of which offer high strength combined with machinability.

The Company operates in two reportable segments: hot-rolled and cold-finished. The Company manages the reportable segments as separate strategic business units. Differences between the segments include: manufacturing techniques and equipment, competition, and end-users.

SALES AND MARKETING

The Company's strategy is to expand its role as a critical supplier to automotive and industrial equipment original equipment manufacturers ("OEMs") and its first tier suppliers. These customers are increasingly consolidating their supplier base and are seeking long-term partnerships with large suppliers who have the capability to offer a broad range of products. The Company's proposed Combination with Republic is an important step in achieving this objective. Republic is a long-term industry participant with a strong reputation for quality products which serves an established customer base with a broad range of high-end SBQ bar products.

As the Company transitioned from initial operational and organizational start-up activities to a focused commercial effort, it began receiving qualifications from certain Tier I and II suppliers to the U.S. automotive market. This requirement generally takes between three and twelve months for a supplier to achieve. As a result of these qualifications, the Company shifted its product mix from lower to higher margin and product grades.

Penetration of these targeted market segments is dependent upon various factors, including the ability to produce product to precise chemistry and manufacturing tolerances. Additionally, producers must meet pre-qualification requirements, including QS-9000 certification, to become approved suppliers for certain potential customers such as automotive OEMs and their suppliers. These requirements vary in scope and generally take between one and three years for a supplier to achieve. Frequently, the qualification process requires the Company to supply one or more trial heats of engineered bar products for customer evaluation.

Certain customers in the higher quality bar segments require their suppliers to be certified to third party quality systems such as QS-9000 and ISO 9000 before commencing new supplier trials. The Company obtained QS-9000 certification for its Lackawanna hot rolled steelmaking operations in August 1998 and is in the process of obtaining such certification for its Johnstown melt shop with completion scheduled for the third quarter 1999. The Company's Hamilton, Ontario and Harvey, Illinois cold finishing plants also received QS-9000 certification in 1998. Certification of the Company's facility in Cartersville, Georgia has begun with expected completion in the first quarter 2000.

Subsequent to the acquisition of Republic, the Company and Republic share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout fiscal 1998, each customer purchase order for steel products continued to be placed directly with the Company or Republic, as appropriate, to make the sale. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company or

Republic as applicable, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

The Company has direct sales representation in the major manufacturing centers of the Midwest, Great Lakes and Southeast regions of the United States, including among others, the Chicago, Detroit and Cleveland markets, and Canada. The Company believes the majority of hot rolled and cold finished bar product consumption in North America to be in these markets. Previously, the Company utilized independent sales agents to cover the remaining areas of the United States and Canada in which it markets its cold finished bar. In addition to the combined sales and marketing functions with Republic, the Company also uses independent sales agents in certain areas in the South and on the West Coast. The Company also has customer service and sales personnel to staff the inside sales organization. The Company is not dependent on a single or a small number of customers. The loss of any one customer would not have a material adverse effect on its business.

SEASONALITY

The Company's business is subject to some degree of seasonality. The primary end markets for the Company's products are the automotive and industrial equipment industries. Consequently, the SBQ industry, including the Company, typically experiences higher shipment volumes and revenues in the second and third quarters due to seasonality of the automotive and industrial equipment industries.

RAW MATERIAL

The Company's primary raw material for the manufacture of hot rolled products is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. The high quality of the Company's products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metal vary based on numerous factors including quality, periodic shortages, freight costs, speculation by scrap brokers and other conditions beyond the control of the Company. However, the Company generally has not had difficulty purchasing adequate scrap metal of the required quality. The Company believes that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. The Company currently purchases scrap from Republic who is pooling the purchase requirements of both the Company and Republic to purchase scrap in the open market through a number of scrap brokers and dealers.

The Company currently purchases semi-finished billets from other steelmakers for use in production at its Lackawanna facility. However, the Company plans to phase out these purchases and purchase grades it does not produce from Republic.

Additionally, the Company purchases various materials such as nickel, chrome, molybdenum, vanadium, manganese, silicon, aluminum, titanium, sulfur, lead, lime and fluorspar for use as alloying agents and cleansing materials.
Prices of these materials could fluctuate significantly.

For fiscal 1998, approximately 45% of BLI's products were produced from hot rolled bar from numerous outside sources in sizes either outside of the Company's current capability, or which the Company chooses not to produce. These products include flats, small diameter rods and large rounds. The Company expects that these products will continue to be readily available. The remaining product supply is furnished directly from the Company's Lackawanna facility and other affiliate sources. The proportion of purchases from non-affiliated suppliers is expected to be reduced to 15% by the end of 1999, as the Company and Republic integrate their manufacturing processes.

ENERGY SOURCES

The Company's primary use of electricity is its electric furnace operations in Johnstown, Pennsylvania. The principal use of natural gas is for billet reheating operations at the Lackawanna, New York rolling mill.

The Company has negotiated a five-year contract, expiring in May 2002 for electrical power with a utility company for its operations in Johnstown, Pennsylvania. The Company has also negotiated an agreement for natural gas expiring in April 2001 at its Lackawanna, New York rolling mill. Both agreements allow the Company to purchase energy at rates considered competitive in the current marketplace.

All of the Company's energy sources are transmitted via common carrier utilities, and therefore could be subject to disruption or curtailment. Therefore, the Company's results of operations would be adversely affected to the extent lost profits from such an event could not be recovered under the Company's insurance policies. The Company has not experienced any material curtailment or loss of electricity or natural gas since it began its operations.

COMPETITION

The Company competes mainly on the basis of product quality, price, customer service, breadth of product offering and delivery capability. The Company believes its cost structure provides it with the means to compete effectively on pricing. The Company has corporate departments specifically dedicated to quality and customer service, which allows it to adequately support its customers' technological and other service needs. The Company believes that it has one of the widest selections of product grades and sizes in the industry. The domestic steel industry is highly competitive and additionally, foreign competition can be significant in certain market areas in which certifications are not required. Recent entrants into the SBQ steel market compete directly with the Company in a major portion of its products. Maintaining high standards of product quality while keeping production costs competitive is essential to the Company's ability to compete in its markets. The Company believes that its proposed Combination with Republic will provide for additional opportunities to improve its market competitiveness.

The Company's primary competition for its hot rolled bar products are both large domestic steelmakers and specialized mini-mills. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes currently in place at the Company.

The Company believes it is one of the four largest cold finishing marketers in the United States. However, numerous competitors exist in the domestic cold finishing market. There are over 20 cold finishers in the domestic market at present. Although direct foreign competition in the cold finishing industry is not a significant market factor, the ability of domestic competitors to obtain low-cost imported hot rolled bar could have an adverse affect on the Company's operations.

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

Foreign competition is a significant factor in the North American engineered bar industry. Imports are substantially affected by fluctuations in the value of various world currencies. If the U. S. dollar were to strengthen significantly against foreign currencies, the price and sales volume of the Company's products could be adversely affected. There can be no assurance that economic changes will not result in increased foreign competition in the Company's North American markets.

BACKLOG

The Company had backlog of approximately 63,000 hot-rolled and 40,000 cold-finished tons at January 2, 1999. Management does not believe that the amount of backlog is a reliable indication of future sales. Orders for both engineered hot rolled and cold finished bar products generally are filled within five to 12 weeks of the order depending on the product, customer specification and other product requirements. Customer orders generally are cancellable without penalty prior to finish size rolling and depend on the changing production schedule of customers.

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

EMPLOYEES

In 1998, the Company and an affiliate of Republic entered into a settlement agreement with the United Steelworkers of America ("USWA") under which a new master labor agreement was established for all U.S. employees of the Company and Republic represented by the USWA. The new collective bargaining agreement relating to certain Company employees at the Lackawanna, Johnstown and Harvey facilities became effective in February 1999 and expires in October 2003. Wage and benefit provisions under this collective bargaining agreement are specified until expiration of the agreement and will be subject to negotiations at that time.

As part of the agreement, the Company committed to establish a $1.6 million fund to be distributed to eligible USWA employees in May 1999 in full and complete satisfaction of the Company's obligation under its predecessor collective bargaining agreement to establish an employee stock ownership plan ("ESOP"). Additionally, the collective bargaining agreement granted the USWA the power to appoint one director.

The agreement also provides that covered employees will be able to purchase shares of the combined company following the Combination of the Company and Republic. A maximum of $15 million of shares will be offered in the aggregate at the same price per share attributable to the common stock of the combined company acquired directly and indirectly by Blackstone in the Combination. Such offering is to occur no later than six months after the closing of the Combination. Holders of these shares will be granted piggyback registration rights entitling them to registration of their shares in an underwritten initial public offering of the combined company, subject to customary provisions.

Production and maintenance employees at BLI's Hamilton, Ontario facility are covered by a separate collective bargaining agreement with the USWA, which expires in October 2003. Production and maintenance employees at BLI's Medina, Ohio facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") that expires in October 2000. Production employees at BLI's Batavia, Illinois and Cartersville, Georgia facilities are not represented by a union.

As of January 2, 1999, the Company had approximately 850 employees. At January 1, 1999, certain salaried employees of the Company were terminated by the Company and became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. Salary and benefit costs are allocated according to each company's approximate share of combined trade volumes. Certain salaried employees located at the Company's facilities in Lackawanna, New York and Johnstown, Pennsylvania were also included in this arrangement. However, the Company leased back the services of these employees, the salary and benefit costs of which are borne entirely by the Company.

ENVIRONMENTAL MATTERS

The domestic steel industry is subject to a broad range of Federal, state and local environmental laws and regulations including those governing discharges into the air and water, handling and disposal of solid and hazardous wastes, the remediation of soil and ground water contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. The Company has taken, and continues to take, into account the requirements of such environmental laws and regulations in the conduct of its facilities and believes that it is currently in substantial compliance with such material laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance. To the extent the Company might incur any substantial costs, these costs most likely would be incurred over a number of years; however, no assurance can be given that future regulatory actions regarding soil or ground water at the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Through the Company's contractual agreements with Bethlehem, the Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at the Company's facilities caused or created by Bethlehem or its predecessors in title and attributable to the period in which the Bethlehem BRW Division or its predecessors operated such facilities. Pursuant to such arrangements, Bethlehem has agreed to indemnify the Company for such costs by limiting the Company's potential exposure to any such damages incurred (i) through December 1996, to 50% of the first $2.0 million in damages, or $1.0 million, and (ii) thereafter, to 50% of the first $10.0 million of damages, or $5.0 million in the aggregate. Although several investigations of past or present environmental conditions at the Company's facilities have been conducted by or on behalf of Bethlehem and certain regulatory agencies, the reports and results of which have been made available to the Company, an in-depth, environmental review of the Company's facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of the Company. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Bethlehem is conducting remediation activities on a small portion of the Lackawanna facility historically used for mill scale storage, which was identified by the U. S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued August 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remediation Work Plan for the former mill scale storage area submitted to the EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Canadian Drawn Steel Company, Inc. ("CDSC"), BLI's Canadian subsidiary, is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. BLI believes that it is currently in substantial compliance with all applicable material environmental laws and regulations and does not anticipate any substantial additional capital expenditures for environmental control facilities in the near future. However, there can be no assurance that the Company will not be required to incur significant costs that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Some of the steel processing operations presently conducted by Bliss & Laughlin Steel Company ("BLSC") commenced over 100 years ago by predecessors of BLSC and included properties which over the years were sold by BLSC's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against BLI in the future based upon the current property ownership of BLI and by historical operations by its predecessors. However, BLI has received an indemnification from the former owner and operator of such properties for certain environmental claims or liabilities relating to activities at BLI's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when BLSC succeeded to ownership of such properties, and for certain environmental claims or liabilities relating to properties that were sold by BLSC's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require the Company to incur significant costs that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

While the Company believes that the foregoing environmental matters will not, individually or in the aggregate have a material adverse impact on the Company's financial condition, results of operations or cash flows, there can be no assurance to that effect.

ITEM 2. PROPERTIES

The Company operates manufacturing locations in seven locations and leases its corporate offices. The locations and square footage information are as follows:

Executive Offices - The Company's corporate offices, which are leased, were recently relocated to Akron, Ohio. The new corporate offices, which are shared with Republic, are approximately 33,000 square feet.

Johnstown, Pennsylvania - Aggregate floor area of approximately 1.9 million square feet of manufacturing, office and storage space.

Lackawanna, New York - Aggregate floor area of approximately 1.1 million square feet of manufacturing, office and storage space.

Harvey, Illinois - Aggregate floor area of approximately 331,000 square feet of manufacturing, office and storage space.

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

All property relating to the Company's manufacturing facilities is owned by the Company. In addition, the Company maintains operating leases for various of its sales offices. The Company's corporate offices were relocated from Seven Hills, Ohio to Akron, Ohio in March 1999. As part of the Company's initiatives related to its proposed combination with Republic, the new corporate offices located in Akron, Ohio are headquarters to both the Company and Republic in an attempt to reduce overhead and increase efficiency. The Company is actively pursuing a tenant to sub-lease its Seven Hills, Ohio former offices which are presently unoccupied. The Company believes that all of its production facilities operate efficiently and have adequate capacity to achieve its strategic expansion objectives.

ITEM 3. LEGAL PROCEEDINGS

Bethlehem is conducting remediation activities on a small portion of the Lackawanna facility historically used for mill scale storage, which was identified by the U. S. Environmental Protection Agency (the "EPA") pursuant to an Administrative Order on Consent issued August 1990 as requiring certain corrective action. Bethlehem currently awaits approval of the Remediation Work Plan for the former mill scale storage area submitted to the EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and the Company believes that Bethlehem is likely to fulfill these obligations, although there can be no assurance such will occur.

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Except as described hereunder, the Company is not involved in any other proceedings which, either individually or in the aggregate, may have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)(1) (2)

                                                           (In thousands of dollars, except per share data)
                                                                           Three Months
                                            Year Ended      Year Ended        Ended
                                            January 2,      January 3,      December 28,      Years Ended September 30,
                                               1999            1998            1996            1996             1995
                                            -------------------------------------------------------------------------
Net sales                                   $ 271,851       $ 242,896       $  40,251       $  77,163
Operating loss                                (17,679)        (22,727)         (8,702)        (31,460)      $ (10,658)
Net loss before extraordinary item            (41,978)        (44,823)        (13,525)        (41,419)        (12,832)
Extraordinary item                               --              --              --            (2,214)          --
Net loss                                      (41,978)        (44,823)        (13,525)        (43,633)        (12,832)
Net loss applicable to common shares          (42,363)        (45,208)        (13,618)        (44,018)        (13,217)
Net loss per common share: basic and
  diluted
    Net loss before extraordinary item      $  (33.14)      $  (50.88)      $  (18.37)      $  (93.08)      $  (67.29)
    Extraordinary item                           --              --              --             (4.93)          --
                                            ---------       ---------       ---------       ---------       ---------
    Net loss                                $  (33.14)      $  (50.88)      $  (18.37)      $  (98.01)      $  (67.29)
                                            =========       =========       =========       =========       =========
Total assets                                $ 222,501       $ 205,678       $ 206,287       $ 200,979       $  46,001
Long-term debt                                128,962         130,741         132,093         132,426          44,952
Redeemable preferred stock                      5,500           5,500           5,500           5,500           5,500
Cash dividends declared per
     preferred share                              350              350             88             350             350


(1) The Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while 1998, 1996 and 1995 each include 52 weeks.

         The three month transition period ended December 28, 1996 bridges the gap between the Company's old and new fiscal year-ends.

(2) The Company had no income statement activity prior to the acquisition of the BRW Assets on September 26, 1994, and such activity was insignificant for the period from September 26 through September 30, 1994. As of September 30, 1994, the Company had total assets of $46.8 million, long-term debt of $34.8 million, and redeemable preferred stock of $5.5 million. No dividends were declared during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company acquired certain steelmaking and hot bar rolling assets from the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem") in September 1994. The Company commenced operations at its Lackawanna, New York hot bar rolling mill in February 1996 and commissioned its continuous caster and commenced the melt shop located at its Johnstown, Pennsylvania facility in August 1996.

In April 1996, the Company completed a recapitalization (the "Recapitalization") which included i.) the issuance of $91.6 million in aggregate principal amount of 13-1/2% Senior Notes due 2001 for proceeds of approximately $90.0 million; ii.) the purchase by Blackstone of 536,829 shares of Class B Common Stock of the Company in consideration of $30.0 million; iii.) the establishment of a $90.0 million senior revolving credit agreement (the "Revolving Credit Agreement") with a group of banks led by Chase Manhattan Bank, as agent; and, iv.) the completion of the merger with BLI, a major independent cold finished processor of steel bars. The Company acquired BLI for an aggregate equity purchase price of approximately $38.0 million, plus the assumption of $3.6 million of debt and the refinancing of $16.8 million of debt. The acquisition and the subsequent repayment of the $16.8 million in debt was financed with the proceeds from the Company's Recapitalization.

In September 1997, the Company's principal owners, Blackstone and Veritas purchased 536,865 shares of Class C non-voting Common Stock for $30.0 million. The proceeds were utilized for various capital projects at the Company's facilities. These projects are anticipated to be completed by the second half of 1999. Additionally, the Company and its commercial banks negotiated an amendment to its existing $90.0 million Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provided for the addition of a new revolving credit sub-facility (the "Sub-Facility") and amended certain portions of the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15.0 million of additional borrowing capacity based on a higher receivables and inventory advance rate than in the Revolving Credit Agreement.

In September 1998, Blackstone and Veritas and their respective affiliates, serving as general partners for limited partnerships, acquired Republic. Blackstone and Veritas intend to combine BarTech and Republic during 1999, subject to refinancing a significant portion of the combined companies' debt.

Subsequent to the acquisition of Republic, the Company and Republic share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout fiscal 1998, each customer purchase order for steel products continued to be placed directly with the Company or Republic, as appropriate, to make the sale. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved. The Company also participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases inventory products on behalf of both companies and bills the Company for its respective purchases, plus an administrative fee.

Pending the proposed combination as of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company or Republic as applicable, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

The Company's strategy is to expand its role as a critical supplier to automotive original equipment manufacturers and their first tier suppliers. To successfully penetrate these markets, producers must meet pre-qualification requirements for certain potential customers. Certain customers in the higher quality bar segments require their suppliers to be certified to third party quality systems such as QS-9000 and ISO 9000 before commencing new supplier trials. The Company obtained QS-9000 certification for its Lackawanna hot rolled steelmaking operations in August 1998 and is in the process of obtaining such certification for its Johnstown hot rolled facility with completion scheduled for third quarter 1999. The Company's Hamilton, Ontario and Harvey, Illinois cold finishing plants also received QS-9000 certification in 1998. Certification of the Company's facility in Cartersville, Georgia has begun with expected completion in the first quarter 2000. As a result of these qualifications, the Company has accelerated the shift of its product mix from lower to higher margins and product grades.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 ENDED JANUARY 2, 1999 COMPARED WITH FISCAL YEAR 1997 ENDED JANUARY 3, 1998

Net sales for the fiscal year ended January 2, 1999 totaled $271.9 million on shipments of approximately 527,000 net tons compared with net sales of $242.9 million for the fiscal year ended January 3, 1998 on shipments of approximately 450,000 tons. Fiscal 1998 net sales for hot-rolled products were $114.1 million while net sales for cold-finished products were $157.8 million for the same period compared with fiscal 1997 hot-rolled net sales of $83.8 million and cold-finished net sales of $159.1 million. The $29.0 million increase in net sales is largely the result of a 17.1% increase in shipping volumes, primarily of hot-rolled products, coupled with a slight increase in selling prices per ton on hot-rolled products. The increase in fiscal 1998 net sales was adversely affected as selling prices per ton on cold-finished products decreased as a reaction to downward market pressures on pricing from the Company's competition.

Cost of sales totaled $262.5 million, or 96.5% of net sales, for the fiscal year ended January 2, 1999 compared with cost of sales of $239.4 million, or 98.5% of net sales, for the similar period ended January 3, 1998. Cost of sales in fiscal 1998 consisted of $120.2 million on hot-rolled products and $142.3 million on cold-finished products compared with $97.3 million on hot-rolled products and $142.1 million on cold-finished products in fiscal 1997. The decrease in cost of sales as a percentage of net sales was due to operating cost efficiencies associated with the higher production and shipping levels in fiscal 1998 partially offset by production outages experienced at the Company's Lackawanna facility during its third quarter fiscal 1998 due to the installation of a new rolling mill electrical control system. The improvement in operating costs was primarily generated by a decrease in manufacturing costs on a cost per ton basis for the Company's hot-rolled products while costs on a per ton basis for cold-finished products remained relatively unchanged.

Cost of sales for the fiscal year 1997 reflect operating cost inefficiencies related to production outages during the fourth quarter of that period as the Company experienced a major mechanical breakdown at its Lackawanna hot bar rolling mill operation. A failure on its No. 1 rolling stand resulted in a twelve-day production outage. Additionally in fiscal 1997, the Company experienced operating cost inefficiencies relating to the integration of inexperienced personnel into its Lackawanna rolling mill crews. The Company added a third and fourth production shift at the Lackawanna facility, which began in April and August 1997, respectively. As a result, cost of sales as a percentage of net sales for fiscal 1997 was 116.1% for hot-rolled products and 89.3% for cold-finished products.

Depreciation and amortization for the fiscal year ended January 2, 1999 was $6.0 million compared with $4.5 million for the fiscal year ended January 3, 1998. The increase was primarily attributable to additional depreciation as a result of the installation of a new rolling mill electrical control system at the Company's Lackawanna facility and upgrades to its computer system in an effort to improve its processes related to financial and operational information.

Selling, general and administrative expense was $21.1 million during the fiscal year ended January 2, 1999 compared with $21.7 million for the fiscal year ended January 3, 1998. The decrease in selling, general and administrative expense was primarily due to the combination of sales and marketing efforts of the Company and Republic in an effort to reduce overhead and improve customer service. In the fall of 1998, the companies commenced marketing their respective steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout fiscal 1998 each customer purchase order for steel products continued to be placed directly with the Company or Republic, as appropriate to make the sale. The costs of such joint marketing efforts have been borne ratably by the Company and Republic based upon their approximate sales volumes achieved through such joint marketing.

The improvement in selling, general and administrative expense was offset by $1.3 million of non-recurring expenses in fiscal 1998 as the Company incurred costs for employee severance compensation and the relocation of its corporate offices previously located in Seven Hills, Ohio as the Company began initiatives to reduce overhead and increase efficiency in anticipation of its proposed combination with Republic.

Interest expense, net increased to $27.0 million for the year ended January 2, 1999 compared with $23.3 million for the similar period for the year ended January 3, 1998. The $3.7 million increase reflects higher average debt levels borrowed under the Company's Revolving Credit Agreement.

Other income was $2.7 million for the year ended January 2, 1999 and $1.4 million for the year ended January 3, 1998. Income for the year ended January 2, 1999 primarily represented proceeds of $2.3 million for a settlement of an antitrust lawsuit against certain graphite electrode producers. Other income for the year ended January 3, 1998 is primarily comprised of a gain on the sale of certain real property at the Company's facility in Johnstown, Pennsylvania.

The provision for income taxes for fiscal 1998 and fiscal 1997 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. As a result, the Company reported a net loss of $42.0 million in fiscal 1998 compared with a net loss of $44.8 million in fiscal 1997.

TRANSITION PERIOD - THREE MONTHS ENDED DECEMBER 28, 1996

As a result of the change of its fiscal year, the Company's fiscal 1997 began December 29, 1996 and ended January 3, 1998. Fiscal 1996 began October 1, 1995 and ended September 30, 1996. The following discussion for the Company's results of operations covers the three month transition period ended December 28, 1996, which bridges the gap between the Company's old and new fiscal year ends.

The company recorded net sales of $40.3 million for the three months ended December 28, 1996, which included hot-rolled net sales of $4.9 million and net sales of cold-finished products of $35.4 million.

Despite the inclusion of BLI operations for the three months ended December 28, 1996, the Company continued to incur losses from operations as a result of its continued start-up activities. The Company reported a loss from operations of $8.7 million for the three months ended December 28, 1996, as the Company continued to experience lower gross profits reflecting its re-entry into the lower margin segment of the market. Inefficiencies resulting from initial low volume production levels, the commercial start-up of the Johnstown melt shop and the newly commissioned continuous caster contributed to the Company's operating loss for this three-month period.

Interest expense, net was $5.1 million for the three-month period ended December 28, 1996, as a result of the higher average debt levels following the Company's Recapitalization in April 1996.

The provision for income taxes consisted primarily of a provision for foreign taxes related to a subsidiary of BLI.

FISCAL YEAR 1997 ENDED JANUARY 3, 1998 COMPARED WITH FISCAL YEAR 1996 ENDED SEPTEMBER 30, 1996

The results of BLI have been included since the date of its acquisition, April 2, 1996. The overall comparability of fiscal 1997 was influenced by the Company's continuing progression in moving from the start-up status of operations towards levels of sales and production necessary to generate operating income and the future benefit to be attained from operating BarTech and BLI on a vertically integrated basis.

Net sales for the fiscal year ended January 3, 1998 totaled $242.9 million compared with net sales of $77.2 million for the fiscal year ended September 30, 1996. Fiscal 1997 net sales consisted of $83.8 million for hot-rolled and $159.1 million for cold-finished. In fiscal 1996, net sales of cold-finished products of $73.1 million were included since the BLI acquisition date of April 1996 through September 30, 1996. The $165.7 million increase in net sales is primarily the result of the Company's continuing progression in moving from the start-up status of operations toward levels of sales and production necessary to generate operating income. The benefits obtained from operating Bar Tech and BLI on a vertically integrated basis were evidenced as net sales for cold-finished products increased $86.0 million from $73.1 million in fiscal 1996, which included BLI for the last six months of the fiscal year, to $159.1 million in fiscal 1997. Fiscal 1997 net sales of hot-rolled products benefited from initiatives begun in the fourth quarter of fiscal 1996, which included among others, the establishment of a full-time sales force, successful trials for pre-qualification requirements and continuing sales to numerous new customers. The $79.7 million increase in hot-rolled product net sales in fiscal 1997 was supported by increased production at the Johnstown caster and by the addition of a third and fourth production shift at the Lackawanna facility, which began in April and August 1997, respectively.

In October 1997, the Company experienced a major mechanical breakdown at its Lackawanna hot bar rolling mill operation. A failure on its No. 1 rolling stand gearbox resulted in catastrophic damage to the drive gear. The Company returned to partial operations after nine days, and full production resumed after twelve days. The Company lost an estimated 15,000 to 20,000 production tons during the outage. Because of the low finished hot-bar inventory levels at the time of the failure, shipment performance was adversely affected during and after the outage.

As a result, the Company's delivery performance deteriorated and certain customers did not place orders in November and December 1997. These customers generally were in the higher margin segment of the Company's product line. Accordingly, the Company's unit sales price also declined during the fourth quarter 1997. Following the outage, the Company's delivery performance improved such that all of the customers which did not place orders in the latter part of the fourth quarter of fiscal 1997, placed orders and accepted shipments in the first quarter of fiscal 1998.

Cost of sales for the year ended January 3, 1998 were $239.4 million, or 98.5% of net sales, compared with $92.0 million, or 119.2% of net sales for the year ended September 30, 1996. Fiscal 1996 cost of sales for hot-rolled products of $25.2 million on net sales of $4.0 million reflect the preparation for the start-up of production at the Company's Johnstown facility which commenced operations in August 1996. Cost of sales for fiscal 1997 reflect inefficiencies relating to the integration of inexperienced personnel into its Lackawanna rolling mill crews. This was evidenced as cost of sales as a percentage of net sales for fiscal 1997 was 116.1% for hot-rolled products and 89.3% for cold-finished products.

Depreciation and amortization for the year ended January 3, 1998 were $4.5 million compared with $2.0 million for the year ended September 30, 1996. The increase of $2.5 million was primarily attributable to the Company's modernization and expansion projects during its initial start-up period. Also contributing to the increase was additional amortization of goodwill as a result of the BLI acquisition on April 2, 1996.

Selling, general and administrative expense was $21.7 million during the fiscal year ended January 3, 1998 compared with $14.6 million for the fiscal year ended September 30, 1996. The increase in selling, general and administrative expense was primarily due to higher wage and salary costs as the Company continued to recruit qualified professionals in fiscal 1997. Contributing to the increase, to a lesser extent, was a one-time charge for consulting fees incurred by the Company in connection with re-negotiations of its electric power contract for the primary mill at its Franklin operations and severance costs incurred in relation to the Company's relocation of its corporate offices from Johnstown, Pennsylvania to Seven Hills, Ohio (a suburb of Cleveland, Ohio).

Interest expense, net increased $12.5 million to $23.3 million for the year ended January 3, 1998 from $10.8 million for the year ended September 30, 1996. This increase was the result of borrowings on the $90.0 million revolving credit agreement which the Company established as part of its Recapitalization in April 1996.

The provision for income taxes was $0.2 million for both years ended January 3, 1998 and September 30, 1996. The provision for income taxes consists primarily of a provision for foreign taxes relating to CDSC.

Despite the inclusion of the BLI operations since its acquisition in April 1996, the Company continued to incur losses from operations as a result of its continued investment in start-up activities. As a result, the Company reported a net loss of $44.8 million for the year ended January 3, 1998 compared with a loss of $43.6 million after an extraordinary loss on the early extinguishment of debt of $2.2 million for the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the acquisition of Republic by Blackstone and Veritas, the Company's liquidity and capital resources were managed on a stand-alone basis. The resources available to the Company on a stand-alone basis are described below. Subsequently, the Company's relationship with Republic has provided additional capital resources and sources of liquidity through the combined management of the two companies, as more fully described below.

The Company's primary capital resources have consisted of long-term debt and borrowings under a Revolving Credit Agreement. The long-term debt financing arrangements consist principally of Senior Notes and economic development financing. As described in Note 7 to the Consolidated Financial Statements, the Company has obtained approval for deferral of principal and interest payments on certain economic development financing. As further described in Note 7 to the Consolidated Financial Statements, in March 1999, the Company obtained waivers of default provisions under the terms of certain loans in exchange for payment of certain amounts the lenders considered delinquent. The Company also agreed, subject to consummation of the Combination, to refinance certain economic development loans and modify the terms of other economic development loans.

As described in Note 6 to the Consolidated Financial Statements, the Company has a Revolving Credit Agreement that provides for an aggregate principal amount of up to $90.0 million, including letters of credit, through April 2, 2000. Also as described in Note 6, a Sub-Facility component of the Revolving Credit Agreement provides the Company with up to $15.0 million of additional borrowing capacity through September 1, 1999 based on a higher receivable and inventory advance rate. Amounts available under the Revolving Credit Agreement and Sub-Facility vary based upon the Company's borrowing base, as defined under the agreements. As of January 2, 1999, no amounts were available for additional borrowings under the Revolving Credit Agreement and Sub-Facility.

There are no restrictions on the ability of BLI to transfer funds to the Company.

Blackstone and Veritas, principal owners of both the Company and Republic, plan to combine the two companies during 1999. Pending the completion of the Combination, the Company and Republic are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International". As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company and Republic as applicable, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases inventory products on behalf of the combined company and bills the Company for their respective share plus an administrative fee. A similar arrangement is in place with regards to insurance. Republic purchases insurance coverage for the combined companies for which the costs are borne ratably by the Company and Republic based on their respective share. In December 1998, Republic completed its negotiations for a two-year insurance contract for the combined company which included third-party financing for certain payments.

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. Also, in the event of a substantial delay in integrating the operations of the Company and Republic including implementation of the Combination, or the occurrence of any substantial unanticipated costs related thereto, could have a material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow additional funds under its Revolving Credit Agreement or, to the extent that the funds were not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

The Company and Republic presently perform certain functions on a combined basis and intend to further integrate operations in 1999 through the Marketing JV. As a consequence, management believes that capital resources and liquidity of the Company and Republic can and will be managed on a combined basis prior to consummation of the Combination. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the Company and Republic. Based on these plans, even if the Combination is not consummated during 1999, management believes that the aggregate of cash flows from combined operations, available funds under existing credit agreements and funds expected to be available to refinance certain acquisition-related debt of Republic, will be sufficient in 1999 to enable both the Company and Republic to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

Cash used by operating activities decreased to $7.2 million for the year ended January 2, 1999, a decrease of $43.7 million, from $50.9 million used by operating activities for the year ended January 3, 1998. The decrease was primarily attributable to the growth in accounts payable and other current liabilities resulting from higher inventory levels, and a decrease in accounts receivable.

Capital expenditures during the year ended January 2, 1999 were $16.3 million compared with $5.8 million for the year ended January 3, 1998. Capital expenditures for fiscal 1998 were primarily due to the installation of a new rolling mill electrical process control system and upgrades to its computer system in an effort to improve its processes related to financial and operational information.

Dividends paid to holders of the Company's preferred stock were approximately $385 thousand in both fiscal 1998 and 1997.

As of January 2, 1999, the Company had capital commitments of $3.4 million outstanding for fiscal 1999. The Company has a technical exchange agreement that requires payments of $6.0 million over four years, including $1.8 million for fiscal 1999. (See Note 14 to the Consolidated Financial Statements).

As of January 2, 1999, the Company had net operating loss carryforwards of approximately $148 million available to offset future federal and state taxable income during the carryforward periods which expire through 2019. These carryforwards include amounts available from certain prior year operating loss carryforwards which were limited as a result of the Recapitalization. Utilization of these prior year loss carryforwards is limited to approximately $1.1 million annually through 2010.

In March 1999 the Company announced plans to close BLI's cold-finishing plants in Medina, Ohio and Batavia, Illinois by July 1999. The planned closures resulted from the overall strategic plan of the Company and Republic to utilize both companies' plants in key market areas to best service the combined customer base. The closure of these plants is not expected to have a material effect on the Company's future results of operations or cash flows. The Company believes there will be no material impairments of the carrying values of the related assets. These plant closures will affect less than ninety employees and the related severance costs are not material to the Company's consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and For Hedging Activities," ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not completed its evaluation of SFAS 133 and accordingly, is unable to determine what impact, if any, SFAS 133 will have on its financial statements.

ENVIRONMENTAL MATTERS

The domestic steel industry is subject to a broad range of federal, state and local environmental laws and regulations including those governing discharges into the air and water, handling and disposal of solid and hazardous wastes, the remediation of soil and ground water contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees. The Company has taken, and continues to take, into account the requirements of such environmental laws and regulations in the operation of its facilities and believes that it is currently in substantial compliance with such material laws and regulations. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance. To the extent the Company might incur any substantial costs, these costs most likely would be incurred over a number of years; however, no assurance can be given that future regulatory actions regarding soil or ground water at the Company's facilities, as well as continued compliance with environmental requirements, will not require the Company to incur significant costs that may have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

In August 1995, BLI received a request for information from the EPA pursuant to section 104(e) of CERCLA with respect to a federal investigation and potential remediation of two hazardous waste treatment sites in Kansas City, Kansas and Kansas City, Missouri. In 1985, BLI shipped ten capacitors from its Harvey, Illinois facility to these sites for disposal. The capacitors held approximately 88 gallons of oil that may have contained polychlorinated biphenyls. At this time, BLI has not received any further correspondence from the EPA and has not been named as a potentially responsible party under CERCLA at either site; however, there can be no assurance at this time that further action by the EPA will not occur. The Company has not estimated the amount of liability it may incur in connection with this disposal. The Company understands that the EPA has identified approximately 1,300 customers of the treatment sites, which operated over a period of several years. While no assurances can be given, the Company does not believe that BLI's liability relating to these sites will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

YEAR 2000

The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive orders or manufacture product, ship inventory, process transactions, send invoices, deposit cash, or engage in other normal business activities. The inability of business processes to function properly in year 2000 could have adverse effects on companies and entities throughout the world.

The Company has developed plans to address issues related to the impact of Year 2000 in four major areas: infrastructure, business applications, plant applications and suppliers.

The infrastructure portion of the program addresses wide and local area networks, servers, personal computing, telecommunications systems and software, fax and facility security systems. Each location's equipment has been inventoried and assessed for Year 2000 problems. Some facilities have completed the remediation process through replacement or upgrade, and have been tested. As of January 2, 1999, this portion of the program is approximately 75% complete. The remaining facilities are scheduled to be completed by September 1999.

The business application portion of the program addresses applications and system software that run on the larger mainframe and mid-range computers. These systems are being upgraded and/or replaced with new applications to provide Year 2000 readiness. As of January 2, 1999, approximately 50% of this program area has been completed, with four facilities converted or upgraded and the remaining facilities scheduled to be completed by September 1999.

The Company's plant systems include hardware, software and associated embedded computer technologies that are used to operate the Company's manufacturing facilities. These systems have been inventoried and adequately assessed. Five plant sites have completed remediation and testing. The final plant site is scheduled for remediation and testing in July 1999.

The Company is currently assessing the impact of the Year 2000 issue as it relates to its suppliers and customers to identify the extent to which the Company may be vulnerable in the event those parties fail to properly resolve their own Year 2000 issues. Readiness questionnaires were sent to the Company's supplier base. Less than 25% of the suppliers surveyed responded.

As part of the Year 2000 readiness plan, the Company is continuing to assess the risks associated with the potential system failures of its suppliers, banks, utilities and internal systems. The Company is developing contingency plans for these failures, which may include, but are not limited to the use of alternative suppliers and developing alternative manual systems.

The cost of the Year 2000 project is estimated at $1.6 to $2.0 million and is being funded through operating cash flows. The Company has to date incurred $0.3 million of costs and expects to incur the remaining amounts through year 2000. The cost of replacement hardware and software will be capitalized as appropriate according to the Company's capital policies and amortized over the applicable useful lives.

The Company presently believes that it has effective plans in place to anticipate and resolve the potential Year 2000 issues. In the event, however, that the Company does not properly and fully anticipate and resolve all Year 2000 issues, there can be no assurance that Year 2000 issues will not materially impact and adversely effect the Company's results of operations or its relationships with third parties.

The estimated costs and dates by which the Company believes it will have completed its objectives are based on management's best estimates, which rely on numerous assumptions regarding future events, including the availability of certain key resources, third-party remediation plans, and other factors. These estimates, however, may prove to be inaccurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to accurately identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000 issues may lead to possible third-party claims, the impact of which cannot be estimated at this time. No assurances can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

The Company currently believes that the most reasonably likely worst case scenario for its operations with respect to the Year 2000 issue would be the inability to sustain its current level of shipments, inability to bill or invoice and a decrease in operational efficiency as a result of an increase in manual processing efforts. This could result in potential lost sales and profits. The Company is continuing to develop its contingency plans to address these potential disruptions to its business.

FORWARD LOOKING STATEMENTS

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

         Any substantial delay in the proposed combination of the Company and Republic, or in the event of a combination that the combined company is unable to achieve the objectives of rationalizing and modernizing production facilities;

         Any substantial unanticipated delays or difficulties in implementing the agreement with respect to the marketing JV or managing the capital resources and liquidity of the Company and Republic on a combined basis;

         Any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for a successful transition into an integrated steelmaking and bar rolling operation;

         The ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales. The Company is in the process of enhancing its sales and customer service programs;

         The Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry; and

         The ability of the Company and its major suppliers to remedy its Year 2000 issues timely and in a cost-effective manner.

The Company has, in a previous filing with the Securities and Exchange Commission, made projections with respect to the future performance of the Company. Actual results have differed substantially from these initial projections for various reasons, including the replacement of the Company's original management team. As a result, the projections included in such previous filing cannot be relied upon as an indicator of future Company performance. The Company does not intend to update these projections and cautions that historical information should not be used in evaluating future performance of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and weighted average interest rates of the Company's long-term debt at January 2, 1999 by expected maturity dates as well as the respective fair value amounts.

The Company has a cold-finishing plant in Canada and is, therefore, subject to foreign currency exchange risk exposure. Historically, the exchange rate volatility and related exposure to the Company has been minimal. At the present time, the Company does not hedge foreign currency risk.

The fair value of the Company's Senior Notes was determined using quoted market prices. Remaining long-term debt consists of the Company's economic development financing, a subordinated note and an Industrial Revenue Bond (see Note 7 to the Consolidated Financial Statements). The fair value of the Company's economic development financing approximates carrying value as the development authorities continue to offer such financing on substantially the same terms as provided to the Company.

                                                               (in millions)
                                                                               There-
                         1999      2000        2001        2002      2003       after       Total      Fair Value
                     ----------------------------------------------------------------------------------------------
Fixed:
  Senior Notes                               $91.6                                         $91.6         $97.8
  Interest rate                               13.5%

  All other            $ 2.2     $ 5.0       $ 4.8        $ 5.2     $ 3.1      $14.5       $34.8         $34.3
  Average
     interest rates      6.0%      5.8%        5.6%         5.4%      4.2%       2.9%

Variable               $ 1.6     $ 1.2       $ 1.8        $ 1.8     $ 0.5      $ 3.6       $10.5         $10.5
  Average
     interest rates       (1)       (1)         (1)          (1)       (1)        (1)         (1)           (1)

(1) - At variable rates based on Prime, LIBOR, or other money market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

A report on Form 8-K was filed on December 28, 1998 by the Company announcing the appointment of the accounting firm of Deloitte & Touche LLP as independent accountants to audit its fiscal 1998 financial statements and the dismissal of Arthur Andersen LLP, its previous independent public accountants, which has been approved by the board of directors.

Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The Company's executive officers and directors as of January 2, 1999 are as follows (each of the Company's executive officers hold the same position with Republic):

         NAME                       AGE                                POSITION
-----------------------------       ---              ----------------------------------------------------
Thomas N. Tyrrell                    53              Chief Executive Officer and Director

Joseph F. Lapinsky                   48              President and Chief Operating Officer

Robert L. Meyer                      49              Executive Vice President and General Manager, Hot-
                                                     Rolled Bar Division

John G. Asimou                       53              Executive Vice President and General Manager,
                                                     Cold-Finished Bar Division

Brenda K. Brown                      38              Vice President of Finance and Controller

John B. George                       52              Vice President of Finance and Treasurer, Secretary

David A. Stockman                    52              Class B Director

Richard C. Lappin (c)                54              Class B Director

Robert B. McKeon (a)(b)              43              Chairman and Director

Thomas J. Campbell (a) (b)           39              Director

Daniel R. DeVos (b)                  56              Director

Anthony Rainaldi                     73              Director

Buddy W. Davis (b)                   68              Director


(a)      Member of Compensation Committee.
(b)      Member of Audit, Budget, and Finance Committees.
(c)      Appointed January 19, 1999

Thomas N. Tyrrell has served as Chief Executive Officer of the Company since September 1996, and has served as a director of the Company since December 1996. Mr. Tyrrell also served as President of the Company from September 1996 to September 1998. From 1993 to 1996, Mr. Tyrrell served as Vice Chairman and Executive Vice President-Commercial of Birmingham Steel Corporation, a producer of steel bar, rod and wire. Mr. Tyrrell was the President and Chief Executive Officer of American Steel & Wire Corporation from 1986 to 1993, a producer of steel bar, rod and wire, when it was acquired by Birmingham Steel Corporation. From 1978 to 1986, Mr. Tyrrell was Vice President - Commercial of Raritan River Steel Company, a producer of steel rod. From 1967 to 1978, Mr. Tyrrell was employed by Bethlehem Steel Corporation, a fully integrated steel producer, in various sales and product development capacities. Mr. Tyrrell is also a director of Republic Engineered Steels, Inc.

Joseph F. Lapinsky became President and Chief Operating Officer in October 1998. Mr. Lapinsky served as a Corporate Vice President and President of Republic Engineered Steels, Inc. Hot-Rolled Bar Division from January 1997 to September 1998. Prior to that time, Mr. Lapinsky served as General Manager of Republic Engineered Steels, Inc. hot-rolled bar operations from September 1995 to January 1997. Prior to that time, he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991. Mr. Lapinsky has been active in the steel industry since 1973. Mr. Lapinsky is also a director of Republic Engineered Steels, Inc.

Robert L. Meyer has served as Executive Vice President and General Manager, Hot-Rolled Bar Division since October 1998. Mr. Meyer served as Executive Vice President and Chief Operating Officer of the Company from October 1996 until September 1998. From 1994 to 1996, Mr. Meyer was President and Chief Operating Officer of Chase Brass & Copper, Inc., a producer of copper alloy rod. From 1993 to 1995, Mr. Meyer was Vice President and General Manager of the Precious Metals Products Division of Handy & Harman, Inc., a manufacturer of metal products including automotive parts and wire and tubing products. From 1986 to 1988, Mr. Meyer was employed by American Steel & Wire Corporation as General Manager of its rod mill and, from 1988 to 1993, as Vice President of Operations. Prior to 1986, Mr. Meyer was employed by the United States Steel Corporation in various supervisory SBQ bar manufacturing capacities.

John G. Asimou became Executive Vice President and General Manager, Cold Finished Bar Division in October 1998. Mr. Asimou served as Executive Vice President of Technology & Development of the Company from August 1996 until September 1998. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various SBQ bar and rod assignments for United States Steel Corporation, a fully integrated steel producer.

Brenda K. Brown became Vice President of Finance and Controller in October 1998. From September 1997 to October 1998, Ms. Brown was Director of Finance for the Seat Belt Systems Division of TRW Inc. From 1992 to 1997, Ms. Brown was
Director of Finance and Information Services for TRW's Nelson Stud Welding Division. From 1984 to 1992, Ms. Brown held various finance positions for TRW.

John B. George became Vice President of Finance and Treasurer in October 1998. He was also appointed Secretary in December 1998. Prior to joining the Company, Mr. George previously served as Treasurer of Republic Engineered Steels, Inc. since April 1991. From November 1989 to April 1991, he was Assistant Treasurer for Republic Engineered Steels, Inc. Mr. George has been active in the steel industry since 1969.

David A. Stockman was elected as a Class B Director of the Company upon consummation of the Recapitalization. Mr. Stockman is a Senior Managing Director of the Blackstone Group L. P., with which he has been associated since 1988. Mr. Stockman is also a director of UCAR International Inc. and Co-Chairman of the board of directors of Collins & Aikman Corporation, and Chairman of the board of directors of Republic Engineered Steels, Inc.

Richard C. Lappin was elected as a Class B Director of the Company in January 1999. Mr. Lappin recently joined the Blackstone Group L. P. as a Senior Managing Director. Prior to joining Blackstone, Mr. Lappin served as President of Farley Industries, President of Fruit of the Loom and President and CEO of Doehler-

Jarvis and Southern Fastening Systems. Over the course of his career, he has also held senior executive positions with Champion Spark Plug Company and RTE Corporation. Mr. Lappin is also a director of Republic Engineered Steels, Inc.

Robert B. McKeon has served as Chairman and director of the Company since September 1993. Mr. McKeon has served as President of Veritas Capital, Inc., a New York- based merchant banking and private equity investment firm, since its formation in 1992. From 1990 to 1992, Mr. McKeon was Chairman and from 1988 to 1990, was President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. McKeon was formerly Chairman of Maybelline Inc. from 1990 to 1992 and Co-Chairman and Co-Chief Executive Officer of Collins and Aikman Inc. from 1989 to 1992. Mr. McKeon also serves as Chairman of the Connecticut Health and Educational Facilities Authority, Chairman of HITCO Technologies Inc., and Chairman of H. Kock & Sons Inc, and is a director of Republic Engineered Steels, Inc.

Thomas J. Campbell has served as a director of the Company since September 1993. Mr. Campbell has served as a partner and is a director of Veritas Capital Inc., a New York merchant banking and private equity firm, since its formation in 1992. From 1988 to 1992, Mr. Campbell was Vice President of Wasserstein Perella Management Partners, Inc., a New York merchant banking fund. Mr. Campbell also served as a director of Collins & Aikman Inc. from 1988 to 1992 and as a director of Maybelline Inc. from 1990 to 1992. Mr. Campbell is also a director of HITCO Technologies Inc. and Republic Engineered Steels, Inc.

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

Buddy W. Davis has served as a director of the Company since December 1994. Mr. Davis was a District Director of the USWA, from 1974 to April 1993, when he retired. Mr. Davis serves as a director representative of the USWA. He is also a director of Acme Metals, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

As of January 1, 1999, the Company terminated the employment of certain salaried employees who were subsequently re-employed by Republic. Under the terms of an employee leasing and overhead allocation agreement with Republic, salary and benefit costs are borne ratably according to each company's approximate share of shipping volumes. Among these salaried employees previously employed by the Company were Messrs. Tyrrell, Meyer and Asimou who presently hold the positions of Chief Executive Officer, Executive Vice President and General Manager, Hot-Rolled Bar Division and Executive Vice President and General Manager, Cold Finished Bar Division, respectively, for both the Company and Republic.

Mr. Lapinsky is employed by Republic and presently holds the position of President and Chief Operating Officer for both the Company and Republic.

The following table sets forth for the fiscal years ended January 2, 1999 and January 3, 1998, the three month period ended December 28, 1996 and the fiscal year ended September 30, 1996, the compensation paid by the Company and its affiliate to its Chief Executive Officer and each of its four most highly compensated executive officers:

                                                                                                            All Other
Name & Principal Position                  Year            Salary ($)               Bonus ($)           Compensation ($)
---------------------------------------   ------          -------------           ----------------     ---------------------
Thomas N. Tyrrell                          1998           $  367,000              $  175,000           $      4,620 (a)
  Chief Executive Officer                  1997           $  350,000                     n/a           $      2,100 (a)
                                           1996*          $   87,500                     n/a           $        658 (a)
                                           1996           $   35,950              $  300,000 (b)       $        483 (a)

Joseph F. Lapinsky                         1998           $  229,160 (d)          $  363,075 (b)                n/a
  President & Chief Operating              1997                  n/a                     n/a                    n/a
    Officer                                1996*                 n/a                     n/a                    n/a
                                           1996                  n/a                     n/a                    n/a

Robert L. Meyer                            1998           $  205,000              $  112,500           $      2,706 (a)
Executive Vice President & General         1997           $  195,000                     n/a           $      1,170 (a)
  Manager, Hot-Rolled Bar Division         1996*          $   35,500              $  150,000 (b)       $        232 (a)
                                           1996                  n/a                     n/a                    n/a

John G. Asimou                             1998           $  191,250              $   87,500           $      2,525 (a)
Executive Vice President & General         1997           $  180,000                     n/a           $      1,080 (a)
   Manager, Cold-Finished Bar              1996*          $   44,792                     n/a           $        338 (a)
   Division                                1996           $   18,585              $  135,000 (b)       $        124 (a)

Frederick L. Deichert                      1998           $  113,710              $   68,750           $     46,039 (a) (c)
Vice President of Finance and              1997           $  145,000                     n/a           $        870 (a)
  Chief Financial Officer                  1996*          $    6,042              $   12,000 (b)                n/a
                                           1996                  n/a                     n/a                    n/a

* The amounts set forth herewith represent compensation paid by the Company for the three month period ended December 28, 1996. This presentation is the result of the Company's change in its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1996 ended on September 30, and its fiscal 1997 began on December 29, 1996 and ended on January 3, 1998.

(a) The amounts set forth in this column for Messrs. Tyrrell , Meyer, Asimou and Deichert reflect amounts of annual premiums paid by the Company under group term life insurance for such officers. The life insurance carries a maximum value of two times base salary for each officer and has no cash surrender value.

(b) In fiscal 1998, Mr. Lapinsky received a retention bonus of $83,075, and signing bonuses totalling $280,000 upon assuming his new positions with the Company and Republic. Messrs. Meyer and Deichert received signing bonuses of $150,000 and $12,000, respectively during the three month period ended December 28, 1996. Messrs. Tyrrell and Asimou received signing bonuses of $300,000 and $135,000, respectively, in fiscal 1996.

(c) Mr. Deichert was terminated from the Company in November 1998. The amounts set forth in this column for fiscal 1998, consisted of life insurance premiums (see note (a) above) and severance compensation of $44,125, which included a lump sum payment of $26,000. Under a severance agreement between the Company and Mr. Deichert, he is entitled to $145,000 in severance compensation over the one year period following his termination, plus the lump sum severance payment and accrued 1998 bonus.

(d) Mr. Lapinsky joined the Company in October 1998 as President and Chief Operating Officer. He also holds this position with Republic Engineered Steels, Inc., an affiliate of the Company. Amounts presented for Mr. Lapinsky are his combined earnings from both companies for the full fiscal year.

Messrs. Tyrrell, Lapinsky, Meyer, and Asimou entered into employment agreements with the Company and Republic (the "Employment Agreements") effective October 1, 1998, each of which contains substantially similar terms and conditions except with respect to salary provisions. The Employment Agreements will continue until September 30, 2001, and will renew annually thereafter each October 1 for one year renewal terms unless terminated by Messrs. Tyrrell, Lapinsky, Meyer and Asimou, as applicable, or the Company or Republic at least 90 days prior to the expiration date . The annual base salaries of Messrs. Tyrrell, Lapinsky, Meyer and Asimou currently in effect under these Employment Agreements are $400,000, $275,000, $235,000 and $225,000, respectively, and each Employment Agreement provides for an annual increase based on performance. Messrs. Tyrrell, Lapinsky, Meyer and Asimou are also entitled to receive an annual bonus, which will be no less than $150,000, $100,000, $75,000 and $75,000, respectively, for fiscal years 1999 and 2000.

As a result of signing the Employment Agreements, Messrs. Tyrrell, Meyer, and Asimou, and other members of management, forfeited their rights to prior vested and unvested options to purchase common stock of the Company. Mr. Deichert and Mr. Ben L. Bishop Jr., who terminated from the Company during 1998, have forfeited their rights to prior vested or unvested options to purchase common stock of the Company under the terms of their respective separation agreements.

Subject to consummation of the proposed combination of the Company and Republic, the continuing executives listed in the Summary Compensation Table above are eligible to receive in the future options to acquire an aggregate, 6.0% of the common stock of the survivor entity of the Combination, subject to dilution. The exercise price per share will equal the price per share paid by Blackstone.


Directors' Compensation and Consulting Arrangements

Each non-employee director of the Company is entitled to receive, as annual compensation for serving on the board of directors of the Company, $25,000, plus reimbursement of reasonable out-of-pocket expenses.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information concerning the beneficial ownership of the Company's common stock by (i) all persons known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, (iii) each of the named officers, and (iv) all directors and named executive officers as a group:

Beneficial Owner                                               Shares                    Ownership %
------------------                                             ------                    -----------
Blackstone Management Associates II L.L.C. (a) (b) (c)         930,530                         72.8%
BRW Partners Inc. (a) (d) (e)                                  196,410                         15.4%
Veritas Capital, LLC (f)                                        68,897                          5.4%
BRW Partners LLC (g)                                            56,371                          4.4%
KDJ, LLC (h)                                                    17,896                          1.4%
Thomas N. Tyrrell                                                    0                            *
Joseph F. Lapinsky                                                   0                            *
Robert L. Meyer                                                      0                            *
John C. Asimou                                                       0                            *
Frederick L. Deichert                                                0                            *
David A. Stockman (c)                                                0                            *
Richard C. Lappin (c)                                                0                            *
Robert B. McKeon (e)                                           339,574                         26.6%
Thomas J. Campbell (e)                                         339,574                         26.6%
Daniel R. DeVos                                                      0                            *
Anthony Rainaldi                                                     0                            *
Buddy W. Davis                                                       0                            *
All directors and named executive officers as a group          339,574                        26.6%

*        Represents less than 1% of the Company's outstanding common stock.

(a) Blackstone's investment was made indirectly through BRW Steel Holdings L.P., a Delaware limited partnership initially organized by persons associated with Veritas in connection with the acquisition of the BRW Assets from Bethlehem ("BRWSH"), and BRW Steel Offshore Holdings L.P., a Delaware limited partnership newly organized by Blackstone and persons associated with Veritas in connection with the recapitalization ("Offshore BRWSH"; together with BRWSH, the "Partnerships"), whereby the Partnerships became the direct holders of all newly issued shares of Class B Common Stock and all shares of Class A Common Stock previously held solely by BRWSH. After Blackstone's investment, both Blackstone and BRW Partners, Inc. ("BRWPI"), a corporation controlled by principals of Veritas, hold partnership interests in each Partnership. The limited partnership agreement of BRWSH was amended to provide, and the limited partnership agreement of Offshore BRWSH provides, for certain sharing arrangements between Blackstone, on the one hand, and BRWPI and the current limited partners of BRWSH, on the other hand, with respect to proceeds from the sale of the Common Stock held by such Partnerships. Such limited partnership agreements also provide that, subject to the Stockholders' Agreement, Blackstone will exercise all voting and dispositive power with respect to the Class B Common Stock held by the Partnerships and BRWPI will exercise all voting and dispositive power with respect to the Class A Common Stock held by the Partnerships.

(b) Blackstone Management Associates II L.L.C., as the general partner of each of Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P., exercises voting and dispositive power with respect to 536,829 shares. Of such shares, approximately 385,177 shares, 113,697 shares and 37,955 shares, respectively, are held by Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Blackstone Management Associates II L.L.C. holds 393,701 shares of non-voting Class C Common Stock.

(c) Messrs. Stockman and Lappin are affiliated with Blackstone in the capacities described under "Executive Officers and Directors". Their address is c/o The Blackstone Group L.P., 345 Park Avenue, New York 10154. Such individuals disclaim beneficial ownership of any shares of Common Stock beneficially owned by Blackstone.

(d) BRWPI is one of the two general partners of the Partnerships and exercises voting and dispositive power with respect to the 196,410 shares of Class A Common Stock. BRWPI holds 143,164 shares of non-voting Class C Common Stock.

(e) BRWPI is owned by Robert B. McKeon and Thomas J. Campbell, both of whom are principals of Veritas and are directors of the Company. Pursuant to the organizational documents of BRWPI, all material actions to be taken by BRWPI as a general partner of BRWSH require the approval of Mr. McKeon and Mr.Campbell. BRWPI's address is c/o Veritas Capital Inc., 10 East 50th Street, New York, New York 10022. Messrs. McKeon and Campbell each are considered to have beneficial ownership of all of the shares included in the table above beneficially owned by BRWPI due to their control of BRWPI.

(f)      Veritas Capital LLC is owned by Robert B. McKeon.

(g) BRW Partners LLC is owned by Messrs. Robert B. McKeon and Thomas J. Campbell. BRW Partners LLC is the general partner of BRW Steel Holdings II L.P. BRW Partners LLC's address is c/o Veritas Capital Management LLC, 660 Madison Avenue, 14th Floor, New York, New York 10021.

(h)      KDJ LLC is owned by Thomas J. Campbell.


Messrs. Tyrrell, Lapinsky, Meyer, Asimou, and George and Ms. Brown, executives of the Company (the "Executives"), entered into employment agreements with the Company and Republic (the "Employment Agreements") effective October 1, 1998, each of which contains substantially similar terms and conditions other than compensation. Subject to consummation of the proposed combination of the Company and Republic, the Executives and other members of management are eligible to receive in the future options to acquire an aggregate 9.0% of the common stock of the survivor entity of the Combination, subject to dilution. The exercise price per share will equal the price per share paid by Blackstone.

As a result of signing the Employment Agreements, Messrs. Tyrrell, Meyer, and Asimou, and other members of management, forfeited their rights to prior vested and unvested options to purchase common stock of the Company. Messrs. Deichert and Bishop, who terminated from the Company during 1998, have forfeited their rights to prior vested or unvested options to purchase common stock of the Company under the terms of their respective separation agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Davis and Rainaldi are members of the board of directors of the Company pursuant to the Company's predecessor collective bargaining agreement and serve as representatives of the USWA and the Company employees covered by the collective bargaining agreement.

In connection with the Recapitalization, an affiliate of Blackstone received an origination fee and expense reimbursement totaling $2.0 million and an affiliate of Veritas received a financial advisory fee and expense reimbursement totaling $2.0 million in fiscal 1996.

In connection with the Recapitalization, the Company entered into a management agreement with the Johnstown Advisors Corp ("Advisors") and Blackstone Management Partners L.P. ("Blackstone Advisors"), an affiliate of Blackstone. Johnstown Advisors Corp. is owned by the principals of BRWPI, the general partner of BRW Steel Holdings, LP, which owns approximately 26.6% of the common stock of the Company, on a fully diluted basis. Blackstone owns approximately 72.8% of the common stock of the Company, on a fully diluted basis. Pursuant to this agreement, Advisors and Blackstone Advisors are to provide certain management and financial monitoring services to the Company for which they will share equally an annual advisory fee of $0.9 million plus reimbursement of certain out-of-pocket expenses. Under this agreement, the Company expensed $0.9 million in fiscal 1998 and $1.5 million in fiscal 1997.

Blackstone and Veritas, principal owners of both the Company and Republic, plan to combine the two companies during 1999.

At January 1, 1999, certain salaried employees of the Company were terminated by the Company and became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. Salary and benefit costs are allocated according to each company's approximate share of combined trade volumes. Among the salaried employees included in this overhead allocation are Messrs. Tyrrell, Meyer and Asimou who hold the positions of Chief Executive Officer, Executive Vice President and General Manager, Hot Rolled Bar Division and Executive Vice President and General Manager, Cold Finished Bar Division, respectively, for both the Company and Republic. Certain salaried employees located at the Company's facilities in Lackawanna, New York and Johnstown, Pennsylvania were also included in this arrangement. However, the Company leased back the services of these employees, of which the salary and benefit costs are borne entirely by the Company.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company or Republic as applicable, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases inventory products on behalf of the combined company and bills the Company for its respective purchases plus an administrative fee. During the period from September 8, 1998 to January 2, 1999, the Company purchased billet and bar products as well as scrap material at market prices from Republic, totaling approximately $16.1 million. A similar arrangement is in place with regard to insurance. Republic purchased insurance coverage for the combined company for which the costs are borne ratably by the Company and Republic based on their respective share of coverage. In December 1998, Republic completed negotiations for a two-year insurance contract for the combined company for which the terms of payment include a third-party financing arrangement.

As a result of the above, the Company had a current receivable due from Republic of approximately $1.9 million, a current payable due to Republic of $15.5 million and a non-current payable due to Republic of $0.5 million at January 2, 1999. At January 2, 1999 and January 3, 1998, current amounts payable to Blackstone were $0.9 million and $1.5 million, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) (1) The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

                  Consolidated Statements of Operations - Years Ended January 2, 1999 and January 3, 1998, Three Months Ended December 28, 1996, and Year Ended September 30, 1996

                  Consolidated Balance Sheets - January 2, 1999 and January 3, 1998

                  Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended January 2, 1999 and January 3, 1998, Three Months Ended December 28, 1996, and Year Ended September 30, 1996

                  Consolidated Statements of Cash Flows - Years Ended January 2, 1999 and January 3, 1998, Three Months Ended December 28, 1996, and Year Ended September 30, 1996

                  Notes to Consolidated Financial Statements - January 2, 1999

                  Reports of Independent Auditors

(a)   (2)  Financial Statement Schedules

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

(a)   (3)  Exhibits

           Exhibit No.                        Description
           -----------                        -----------

           3.1 Amended and Restated Certificate of Incorporation of Bar Technologies Inc. (filed as Exhibit 3.1 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

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

         10.8 Employment agreement dated December 2, 1996, between the Company and Mr. Frederick L. Deichert (filed as Exhibit 10.8 of Bar Technologies Inc. Form 10-K for the year ended September 30, 1996, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

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

         10.18* Economic Development Partnership Loan Agreement dated September 21, 1994, between the City of Johnstown and BarTech.

         10.19* Economic Development Set-Aside Loan Agreement dated as of July 6, 1995, between the City of Johnstown and BarTech.

         10.20* Economic Development Set-Aside Loan Agreement dated July 6, 1995, between the City of Johnstown and BarTech.

         10.21* Section 108 Loan Agreement dated July 20, 1994, by and between the City of Johnstown, the County of Cambria and the Company.

         10.22*               Amendment No. 1 to Section 108 Loan
                              Agreement, dated August 1994, by and among the City of Johnstown, the County of Cambria and the Company.

         10.23* Loan and Use Agreement dated September 21, 1994, by and between the Company and Marine Midland Bank.

         10.24* Loan Agreement dated August 12, 1994, by and between the Company and Buffalo and Erie County Regional Development Corporation.

         10.25* Community Development Block Grant Loan Agreement dated November 3, 1995, between Cambria County and the Company.

         10.26* BID Loan Agreement dated March 12, 1996, between Johnstown Industrial Development Corporation and the Company.

         10.27* Contribution Agreement dated December 1993, by and between the Company and Bethlehem Steel Corporation.

         10.28* Amendment No. 1 to Contribution Agreement dated January 1994, by and between the Company and Bethlehem Steel Corporation.

         10.29* Amendment No. 2 to the Contribution Agreement dated January 7, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.30* Amendment No. 3 to Contribution Agreement dated June 7, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.31* Amendment No. 4 to Contribution Agreement dated June 29, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.32* Amendment No. 5 to Contribution Agreement dated September 21, 1994, by and between the Company and Bethlehem Steel Corporation.

         10.33* Subordinated Loan Agreement dated September 21, 1994, by and between the Company and Bethlehem Steel Corporation.

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

         10.37* Letter Agreement dated March 28, 1996, by and between the Company, BRW Steel Holdings, L.P. and the United Steel Workers of America.

         10.38* Amended and Restated Intercreditor and Subordination Agreement dated April 2, 1996, by and between the Company and United States Trust Company of New York, Bethlehem Steel Corporation, the Pennsylvania Lenders (as defined therein), the Lackawanna Lenders (as defined therein), Chase Manhattan Bank (formerly known as Chemical Bank) Rokop Corporation, those parties who in the future become Government Lenders (as defined therein), those parties who in the future become Notes Refinancing lenders (as defined therein), and each of the Pledgors (as defined therein) from time to time, made party thereto.

         10.40 Amended Credit Agreement dated September 11, 1997, by and between the Company and Chase Manhattan Bank (filed as Exhibit 10.4 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

         10.41                Subscription Agreement for Bar Technologies Inc.
                              dated September 11, 1997 (filed as Exhibit 10.41 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

         10.42 Amended and Restated Stockholders' Agreement for Bar Technologies Inc. dated September 11, 1997(filed as Exhibit 10.42 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.) .


         10.43 Deferral letter from The Pennsylvania Department of Community and Economic Development dated November 21, 1997(filed as Exhibit 10.43 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

         10.44 Agreement between the Company and Pennsylvania Electric Company, dated July 9, 1997(filed as
                              Exhibit 10.44 of Bar Technologies Inc. Form 10-K for the year ended January 3, 1998, SEC File No. 333-04254 and incorporated by reference and made a part hereof.)

         10.45 Employment Agreement dated October 1, 1998, between the Company and Mr. Thomas N. Tyrrell, Chief Executive Officer, filed herewith.

         10.46 Employment Agreement dated October 1, 1998, between the Company and Mr. Joseph Lapinsky, President and Chief Operating Officer, filed herewith.

         10.47 Employment Agreement dated October 1, 1998, between the Company and Mr. Robert L. Meyer, Executive Vice President and General Manager, Hot-Rolled Bar Division, filed herewith.

         10.48 Employment Agreement dated October 1, 1998, between the Company and Mr. John Asimou, Executive Vice President and General Manager, Cold-Finished Bar Division, filed herewith.

         10.49 Employee Leasing and Overhead Agreement between the Company and Republic Engineered Steels, Inc. dated March 8, 1999, filed herewith.

         10.50 Collective Bargaining Agreement dated August 1, 1998 by and between the Company, RES Acquisition Corporation and the United Steel Workers of America, filed herewith.

         10.51 Employment Separation and General Release dated November 20, 1998, between the Company and Frederick L. Deichert, filed herewith.

         16 Letter Regarding Change in Certifying Accountants (filed as Exhibit 16 to the Bar Technologies Inc. Form 8-K dated December 28, 1998, and incorporated by reference and made a part hereof).

         21                   Subsidiaries of the Registrant.

         27                   Financial Data Schedule.

          * Filed as an exhibit to the Registration Statement on Form S-4 of Bar Technologies Inc., SEC Registration No. 333-4254 and incorporated by reference and made a part hereof.

(b)   Reports on Form 8-K

              On December 28, 1998, the Company filed a Form 8-K to announce the appointment of Deloitte & Touche LLP as independent accountants to audit its fiscal 1998 financial statements and the dismissal of Arthur Andersen LLP, its previous independent public accountants, which has been approved by the board of directors.

              On December 31, 1998, the Company filed a Form 8-K to announcing a change in its fiscal year effective with its reporting of fiscal 1999, from a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31 to a calendar quarter basis with the fiscal year ending on December 31.

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

                                                    Bar Technologies Inc.
                                                    ---------------------
                                                          (Registrant)

Date: March 31, 1999                       By: /s/ Thomas N. Tyrrell
                                              ----------------------------
                                               Thomas N. Tyrrell
                                               Chief Executive Officer

                                           By: /s/ Brenda K. Brown
                                              -----------------------------
                                              Brenda K. Brown
                                              Vice President of Finance and
                                                    Controller


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

/s/ Thomas N. Tyrrell                              /s/ Buddy W. Davis
---------------------                              ------------------
    Thomas N. Tyrrell, Chief Executive                 Buddy W. Davis, Director
        Officer and Director


/s/ David A. Stockman                              /s/ Daniel R. DeVos
---------------------                              -------------------
    David A. Stockman, Class B Director                Daniel R. DeVos, Director


/s/ Robert B. McKeon                               /s/ Anthony Rainaldi
--------------------                               --------------------
    Robert B. McKeon, Chairman and Director            Anthony Rainaldi, Director


/s/ Thomas J. Campbell                             /s/ Brenda K. Brown
----------------------                             -------------------
    Thomas J. Campbell, Director                       Brenda K. Brown,
                                                       Vice President of Finance and
                                                       Controller
/s/ Richard C. Lappin
---------------------
    Richard C. Lappin, Class B
    Director


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Bar Technologies Inc.


We have audited the accompanying consolidated balance sheet of Bar Technologies Inc. and subsidiaries as of January 2, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 2, 1999 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such fiscal 1998 consolidated financial statements present fairly, in all material respects, the financial position of Bar Technologies Inc. and subsidiaries as of January 2, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such fiscal 1998 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 31, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Bar Technologies Inc.:

We have audited the accompanying consolidated balance sheet of Bar Technologies Inc. (a Delaware corporation) and subsidiaries as of January 3, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended January 3, 1998, the three month period ended December 28, 1996 and the year ended September 30, 1996. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bar Technologies Inc. and subsidiaries as of January 3, 1998 and the results of their operations and their cash flows for the year ended January 3, 1998, the three months ended December 28, 1996 and the year ended September 30, 1996, in conformity with generally accepted accounting principles.

Our audits of Bar Technologies Inc. and subsidiaries were made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
March 24, 1998

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 2, 1999 AND JANUARY 3, 1998, THE THREE MONTHS ENDED DECEMBER 28, 1996 AND THE YEAR ENDED
                               SEPTEMBER 30, 1996
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                        Three Months
                                         Year Ended      Year Ended         Ended       Year Ended
                                         January 2,      January 3,      December 28,   September 30,
                                            1999            1998             1996           1996
                                      ---------------  --------------  ---------------  ------------
Net sales                                $ 271,851       $ 242,896       $  40,251       $  77,163

Cost of sales                              262,462         239,370          43,427          91,995

Depreciation and amortization                5,961           4,523           1,221           2,036

Selling, general and
     administrative expense                 21,107          21,730           4,305          14,592
                                         ---------       ---------       ---------       ---------
Loss from operations                       (17,679)        (22,727)         (8,702)        (31,460)

Interest expense, net                       26,959          23,306           5,148          10,833

Other income                                 2,663           1,415             328           1,079
                                         ---------       ---------       ---------       ---------
Loss before provision for
     income taxes                          (41,975)        (44,618)        (13,522)        (41,214)

Provision for income taxes                       3             205               3             205
                                         ---------       ---------       ---------       ---------
Loss before extraordinary item             (41,978)        (44,823)        (13,525)        (41,419)

Extraordinary loss on early
     extinguishment of debt                   --              --              --             2,214
                                         ---------       ---------       ---------       ---------
Net loss                                   (41,978)        (44,823)        (13,525)        (43,633)
Preferred stock dividends                      385             385              93             385
                                         ---------       ---------       ---------       ---------
Net loss applicable to
     common shares                       $ (42,363)      $ (45,208)      $ (13,618)      $ (44,018)
                                         =========       =========       =========       =========

Per share data - basic and diluted:
  Loss before extraordinary item         $  (33.14)      $  (50.88)      $  (18.37)      $  (93.08)
  Extraordinary loss on early
    extinguishment of debt                    --              --              --             (4.93)
                                         ---------       ---------       ---------       ---------
     Net loss                            $  (33.14)      $  (50.88)      $  (18.37)      $  (98.01)
                                         =========       =========       =========       =========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 2, 1999 AND JANUARY 3, 1998
                            (IN THOUSANDS OF DOLLARS)


                                                            January 2, 1999  January 3, 1998
                                                            ---------------  ---------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $   2,188       $   3,391
    Accounts receivable, less allowances of $1,104 and
          $817, respectively                                      26,152          34,287
    Accounts receivable due from affiliates                        1,935            --
    Inventories                                                   74,168          58,277
    Other current assets                                           2,676           1,977
                                                               ---------       ---------

       Total current assets                                      107,119          97,932

Property, plant and equipment:
    Land and improvements                                          2,580           2,628
    Buildings and improvements                                    19,944          20,189
    Machinery and equipment                                       72,162          60,058
    Construction-in-progress                                       8,396           4,134
                                                               ---------       ---------

       Total property, plant and equipment                       103,082          87,009

    Accumulated depreciation                                     (12,983)         (7,432)
                                                               ---------       ---------

       Net property, plant and equipment                          90,099          79,577

    Goodwill, net of accumulated amortization of $891 and
          $567, respectively                                      11,969          12,293

    Restricted debt service fund                                   1,551           1,551

    Other assets                                                  11,763          14,325
                                                               ---------       ---------

       Total assets                                            $ 222,501       $ 205,678
                                                               =========       =========

The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JANUARY 2, 1999 AND JANUARY 3, 1998
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              January 2, 1999  January 3, 1998
                                                                              ---------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
     Accounts payable                                                             $  44,791       $  33,339
     Amounts due to affiliates                                                       16,401           1,531
     Accrued interest                                                                 4,885           3,605
     Other accrued liabilities                                                       19,687          12,647
     Current maturities of long-term debt                                             3,805           3,033
     Revolving credit facility                                                       79,000          53,650
                                                                                  ---------       ---------
       Total current liabilities                                                    168,569         107,805

     Long-term debt                                                                 128,962         130,741
     Deferred income taxes                                                            5,001           5,047
     Amounts due to affiliates, long-term                                               531            --
     Other long-term liabilities                                                      5,377           4,964
                                                                                  ---------       ---------
       Total liabilities                                                            308,440         248,557

  Redeemable stock:
     Series A preferred stock $0.001 par value
          Authorized 5,000 shares
          Issued and outstanding, 1,100 shares                                        5,500           5,500

Commitments and contingencies (Note 14)

  Stockholders' equity (deficit):
     Series B preferred stock $0.001 par value
          Authorized, issued and outstanding, 1 share                                  --              --
     Class A common stock, $0.001 par value
          Authorized, 1,000,000 shares
          Issued and outstanding, 204,458 shares                                       --              --
     Class B common stock, $0.001 par value
          Authorized, 600,000 shares
          Issued and outstanding, 536,829 shares                                          1               1
     Class C common stock, non-voting, $0.001 par value,
          Authorized, 600,000 shares
          Issued and outstanding, 536,865 shares                                          1               1
     Additional paid-in capital                                                      63,055          63,055
     Warrants outstanding                                                             5,119           5,119
     Accumulated deficit                                                           (158,424)       (116,061)
     Accumulated other comprehensive loss                                            (1,191)           (494)
                                                                                  ---------       ---------
  Total stockholders' equity (deficit)                                              (91,439)        (48,379)
                                                                                  ---------       ---------

Total liabilities and stockholders' equity  (deficit)                             $ 222,501       $ 205,678
                                                                                  =========       =========

The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
    For the Years Ended January 2, 1999 and January 3, 1998, the Three Months
          Ended December 28, 1996 and the Year Ended September 30, 1996
                            (In thousands of dollars)


                                                                                Additional
                                       Class A      Class B        Class C       Paid-in          Warrants        Accumulated
                                    Common Stock  Common Stock   Common Stock    Capital         Outstanding        Deficit
                                    ------------  ------------   ------------    -------         -----------        -------
Balance, September 30, 1995          $     -                                     $  3,704                         $ (13,217)
  Net loss                                                                                                        $ (43,633)
  Preferred stock dividend                                                                                        $    (385)
  Other comprehensive
    income - foreign currency
     translation adjustments
  Issuance of common stock                        $      1                       $ 30,002
  Issuance of warrants                                                                           $   5,119
  Amortization of deferred
    compensation
                                     -------      --------       -----------     --------        ---------        ---------

Balance, September 30, 1996          $     -      $      1                       $ 33,706        $   5,119        $ (57,235)
  Net loss                                                                                                        $ (13,525)
  Preferred stock dividend                                                                                        $     (93)
  Other comprehensive
    income - foreign currency
     translation adjustments
                                     -------      --------       -----------     --------        ---------        ---------

Balance, December 28, 1996           $     -      $      1                       $ 33,706        $   5,119        $ (70,853)
  Net loss                                                                                                        $ (44,823)
  Preferred stock dividend                                                                                        $    (385)
  Other comprehensive
    income - foreign currency
     translation adjustments

  Issuance of common stock                                        $     1        $ 29,349
                                     -------      --------       -----------     --------        ---------        ---------

Balance, January 3, 1998             $     -      $      1        $     1        $ 63,055        $   5,119        $(116,061)
  Net loss                                                                                                        $ (41,978)
  Preferred stock dividend                                                                                        $    (385)
  Other comprehensive
    income - foreign currency
     translation adjustments
                                     -------      --------       -----------     --------        ---------        ---------
Balance, January 2, 1999             $     -      $      1        $     1        $ 63,055        $   5,119        $(158,424)
                                     =======      ========       ===========     ========        =========        =========

The accompanying notes are an integral part of these statements.



                                                    Accumulated
                                                       Other                                   Total
                                   Deferred        Comprehensive       Comprehensive       Stockholders'
                                 Compensation      Income (Loss)       Income (Loss)      Equity (Deficit)
                                 ------------      -------------       -------------      ----------------
Balance, September 30, 1995      $    (112)                                                $     (9,625)
  Net loss                                                             $   (43,633)        $    (43,633)
  Preferred stock dividend                                                                 $       (385)
  Other comprehensive
    income - foreign currency
     translation adjustments                       $       (49)              $ (49)        $        (49)
  Issuance of common stock       $      58                                                 $     30,061
  Issuance of warrants                                                                     $      5,119
  Amortization of deferred
    compensation                 $      54                                                 $         54
                                 ---------         -----------         -----------         ------------

Balance, September 30, 1996      $       -         $       (49)        $   (43,682)        $    (18,458)
                                                                       ===========
  Net loss                                                             $   (13,525)        $    (13,525)
  Preferred stock dividend                                                                 $        (93)
  Other comprehensive
    income - foreign currency
     translation adjustments                       $       (82)        $       (82)        $        (82)
                                 ---------         -----------         -----------         ------------

Balance, December 28, 1996       $       -         $      (131)        $   (13,607)        $    (32,158)
                                                                       ===========
  Net loss                                                             $   (44,823)        $    (44,823)
  Preferred stock dividend                                                                 $       (385)
  Other comprehensive
    income - foreign currency
     translation adjustments                       $      (363)        $      (363)        $       (363)
  Issuance of common stock                                                                 $     29,350
                                 ---------         -----------         -----------         ------------

Balance, January 3, 1998         $       -         $      (494)        $   (45,186)        $    (48,379)
                                                                       ===========
  Net loss                                                             $   (41,978)        $    (41,978)
  Preferred stock dividend                                                                 $       (385)
  Other comprehensive
    income - foreign currency
     translation adjustments                       $      (697)        $      (697)        $       (697)
                                 ---------         -----------         -----------         ------------
Balance, January 2, 1999         $       -         $    (1,191)        $   (42,675)        $    (91,439)
                                 ==========        ===========         ===========         ============


                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 2, 1999 AND
            JANUARY 3, 1998, THE THREE MONTHS ENDED DECEMBER 28, 1996
                      AND THE YEAR ENDED SEPTEMBER 30, 1996
                            (IN THOUSANDS OF DOLLARS)


                                                                                                Three Months
                                                           Year Ended         Year Ended           Ended            Year Ended
                                                           January 2,         January 3,        December 28,       September 30,
                                                              1999               1998               1996                1996
                                                         --------------     --------------     --------------     ---------------
Cash flows from operating activities
     Net loss                                             $    (41,978)      $    (44,823)      $    (13,525)      $    (43,633)
     Adjustments to reconcile net cash
          used by operating activities:
       Depreciation and amortization                             5,961              4,523              1,221              2,036
       Extraordinary loss on early
          extinguishment of debt                                   --                 --                 --               2,214
       Accretion of original issue discount                      1,393              1,243                285                633
       Amortization of deferred financing cost                   2,819              2,131                511              1,396
       (Increase) decrease in accounts receivable                7,657            (16,148)               755                900
       Increase in inventory                                   (16,179)              (462)           (12,157)           (12,016)
       (Increase) decrease in other current assets                (720)             1,159                (67)            (1,306)
       Increase in accounts payable                             11,642              6,504              4,023              5,473
       Increase in due to/from affiliates                       13,466                --                 --                 --
       Increase (decrease)  in other
          current liabilities                                    8,494             (4,051)             2,220             12,150
       Other                                                       232               (930)              (242)              (129)
                                                          ------------       ------------       ------------       ------------
Net cash used by operating activities                           (7,213)           (50,854)           (16,976)           (32,282)
                                                          ------------       ------------       ------------       ------------

Cash flows from investing activities
       Net capital expenditures                                (16,325)            (5,813)              (186)           (21,300)
       Acquisition of BLI, net of cash                            --                 --                 --              (41,028)
                                                          ------------       ------------       ------------       ------------
Net cash used by investing activities                          (16,325)            (5,813)              (186)           (62,328)
                                                          ------------       ------------       ------------       ------------
Cash flows from financing activities
          Net receipts under revolving credit agreement         25,350             13,850             17,300             22,500
          Issuance of debt                                        --                  324               --              104,363
          Repayments of debt                                    (2,401)            (2,588)            (4,727)           (32,154)
          Proceeds from issuance of common stock                  --               29,350               --               30,003
          Proceeds from issuance of warrants                      --                 --                 --                5,119
          Preferred stock dividends                               (385)              (385)               (93)              (385)
          Deferred debt financing costs                           --                 --                 --              (12,398)
          Deposits into bond interest escrow                      --               12,836              6,149            (18,516)
                                                          ------------       ------------       ------------       ------------
Net cash provided by investing activities                       22,564             53,387             18,629             98,532
                                                          ------------       ------------       ------------       ------------
Effect of exchange rate changes on cash
                                                                  (229)              (363)                44                (49)
Net increase (decrease) in cash and cash
equivalents                                                     (1,203)            (3,643)             1,511              3,873
Cash and cash equivalents-beginning of  year                     3,391              7,034              5,523              1,650
                                                          ------------       ------------       ------------       ------------
Cash and cash equivalents-end of year                     $      2,188       $      3,391       $      7,034       $      5,523
                                                          ============       ============       ============       ============
Supplemental cash flow information:
     Interest paid                                        $     20,584       $     18,957       $      5,360       $      2,976
     Income taxes paid                                    $        196       $       --         $       --         $        622

The accompanying notes are an integral part of these statements.

BAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 1999 AND JANUARY 3, 1998, THE THREE MONTHS ENDED DECEMBER 28, 1996 AND THE YEAR ENDED SEPTEMBER 30, 1996

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE INFORMATION)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED
         INFORMATION

NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

Bar Technologies Inc. and subsidiaries ("BarTech" or the "Company") is a producer of high quality hot rolled engineered and cold finished steel bar products. The Company was formed on September 26, 1994, when it acquired certain steelmaking and bar rolling assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation ("Bethlehem"). In February 1996, the Company restarted its Lackawanna, New York bar mill and began the production of hot rolled engineered bar products. In conjunction with the acquisition, the Company developed and implemented a major modernization and expansion plan and subsequently began commercial steelmaking operations at its Johnstown, Pennsylvania facility in August 1996.

On April 2, 1996, the Company consummated an amended merger agreement with Bliss & Laughlin Industries, Inc. ("BLI"), a major independent cold finished processor of steel bars. The Company financed the acquisition with part of the proceeds of its recapitalization. (See Note 5 - Recapitalization)

The Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates ("Blackstone") and certain affiliates of the successor to Veritas Capital, Inc. ("Veritas") serving as general partners for limited partnerships, acquired Republic Engineered Steels, Inc. ("Republic") in September 1998. Blackstone and Veritas intend to combine the Company and Republic (the "Combination") during 1999, subject to refinancing a significant portion of the combined companies' debt.

Subsequent to the acquisition of Republic, the Company and Republic share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout fiscal 1998, each customer purchase order for steel products continued to be placed directly with the Company or Republic, as appropriate, to make the sale. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved. The Company also participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases inventory products on behalf of both companies and bills the Company for its respective purchases, plus an administrative fee.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company or Republic as applicable, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up of its facilities and its general administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. Also, in the event of a substantial delay in integrating the operations of the Company and Republic, including implementation of the Combination or the occurrence of any substantial unanticipated cost related thereto, could have material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow funds under its Credit Agreement or, to the extent funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

The Company and Republic presently perform certain functions on a combined basis and intend to further integrate operations in 1999 through the Marketing JV. As a consequence, management believes that capital resources and liquidity of the Company and Republic can and will be managed on a combined basis prior to consummation of the Combination. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the Company and Republic. Based on these plans, even if the Combination is not consummated during 1999, management believes that the aggregate of cash flows from combined operations, available funds under existing credit agreements and funds expected to be available to refinance certain acquisition-related debt of Republic, will be sufficient in 1999 to enable both the Company and Republic to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

The Company has two operating segments: hot-rolled and cold-finished special quality steel bar products. The Company operates in both the United States and Canada. Major market areas include the Midwest and Great Lakes Regions of the United States, with customers that include the automotive, machinery, and tool industries, as well as, independent forgers and steel service centers. The Company's ability to generate future revenue may be dependent on economic conditions in these geographic areas including conditions that affect those industries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Bar Technologies Inc. and its wholly owned subsidiary, Bliss & Laughlin Industries Inc. ("BLI") from April 2, 1996, the effective date of the acquisition. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR CHANGE

Effective with its reporting for fiscal 1999, the Company is changing its fiscal year from a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31 to a calendar quarter basis with the fiscal year ending on December
31. Accordingly, under the new fiscal year calendar, the Company's quarters will each be comprised of three calendar months ending March 31, June 30, September 30 and December 31. Previously, each of the Company's quarters were comprised of thirteen weeks. Due to the relative proximity of the new fiscal year end date with the Company's former year end date, no transition period will be required.

Effective February 1997, the Company changed its fiscal year from its previous calendar quarter basis ended September 30 to a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 included 53 weeks while fiscal 1998 and 1996 each included 52 weeks. The three-month transition period ended December 28, 1996 bridges the gap between the Company's old and new fiscal year ends.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED DEBT SERVICE FUND

The restricted debt service fund consists of a noncurrent escrow amount required by the Marine Midland Term Loan (see Note 7).

INVENTORIES

Inventories are valued at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company provides for depreciation of property, plant and equipment on the straight-line method based upon the estimated useful lives of the assets. Depreciation expense was $5,631 for fiscal 1998, $4,198 for fiscal 1997, $1,140 for the three months ended December 28, 1996 and $1,874 for fiscal 1996. The range of estimated useful lives of the Company's assets are as follows:

                  Buildings and improvements     40 years
                  Machinery and equipment    7 - 20 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures which cannot be used immediately are included in construction-in-process. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in earnings in the period in which the disposition occurs.

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

Goodwill represents the amount paid for BLI in excess of the fair value of the identifiable net assets acquired. It is being amortized on a straight-line basis over 40 years.

NET LOSS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents (i.e., warrants and stock options) were exercised and then shared in the earnings of the Company. For the years ended January 2, 1999 and January 3, 1998, the three months ended December 28, 1996, and the year ended September 30, 1996, the reported basic and diluted earnings per share were the same; however, securities totaling 91,609, 137,416, 132,606, and 114,512, respectively for the above periods, were excluded from the diluted earnings per share calculations due to their antidilutive effect.

The weighted average number of common shares used in the calculation of net loss per common share were 1,278,152 and 888,581 for the years ended January 2, 1999 and January 3, 1998, respectively, 741,287 for the three month period ended December 28, 1996 and 449,114 for the year ended September 30, 1996.

INCOME TAXES

Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities.

FOREIGN CURRENCY TRANSLATION

Asset and liability accounts of the Company's foreign subsidiary, Canadian Drawn Steel Company, Inc. ("CDSC"), are translated into U. S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Balance sheet accounts are translated using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using a weighted average exchange rate during the period. Translation adjustments are reflected as other comprehensive income (loss) in shareholders' equity and had no tax effects for any of the periods presented.

Transaction gains and losses are included in the consolidated statements of operations as incurred. These amounts were not significant in all periods presented.

REVENUE RECOGNITION

The Company records revenues at the time product is shipped to its customers. Sales are made with no right of return.

ACCOUNTING ESTIMATES

The presentation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and For Hedging Activities," ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not completed its evaluation of SFAS 133 and accordingly, is unable to determine what impact, if any, SFAS 133 will have on its financial statements.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform with the current year presentation.

NOTE 2 - INVENTORIES

           Inventories consisted of the following:  (in thousands)

                     January 2,       January 3,
                        1999            1998
                     ----------      ----------
Raw materials        $   13,965      $   14,569
Work-in-process          21,812          22,341
Finished goods           38,391          21,367
                     ----------      ----------
Total                $   74,168      $   58,277
                     ==========      ==========

NOTE 3 - OTHER ASSETS

           Other assets consisted of the following: (in thousands)

                                                       January 2,   January 3,
                                                          1999         1998
                                                        -------      -------
Deferred financing costs, net of accumulated
   amortization of $7,170 and $4,351, respectively      $ 6,557      $ 9,188
Deferred income taxes                                     1,214        1,214
Other                                                     3,992        3,923
                                                        -------      -------
Total                                                   $11,763      $14,325
                                                        =======      =======

NOTE 4 - ACQUISITION

On April 2, 1996, the Company consummated an amended merger agreement with BLI, a major independent cold finished processor of steel bars. The Company acquired BLI for $9.50 per common share in cash for an aggregate equity purchase price of approximately $38.0 million, plus the assumption of $3.6 million of debt and the refinancing of $16.8 million of debt. The Company financed the acquisition with part of the proceeds of its recapitalization. (See Note 5 - Recapitalization).

The acquisition was accounted for as a purchase, and accordingly, the results of operations of BLI have been included in the consolidated financial statements since April 2, 1996. The purchase price, including acquisition expenses, was allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was recognized as goodwill and is being amortized over 40 years. The fair value of assets acquired and liabilities assumed are summarized as follows: (in thousands)

Current assets                     $ 53,743
Property, plant and equipment        21,468
Other assets                          5,165
Goodwill                             12,860
Current liabilities                 (38,142)
Long-term liabilities               (13,064)
                                   --------

Total                              $ 42,030
                                   ========

NOTE 5 - RECAPITALIZATION AND EQUITY CONTRIBUTIONS

On April 2, 1996, the Company completed a recapitalization ("Recapitalization) which included the following:

- The issuance of $91.6 million in aggregate principal amount of 13-1/2% Senior Secured Notes due 2001 for proceeds of $90.0 million.
- The issuance of 536,829 shares of Class B Common Stock in consideration of $30.0 million in cash provided by Blackstone ("the Blackstone Investment").
- The establishment of a new senior revolving credit agreement ("the Revolving Credit Agreement") among the Company and a syndicate of banks with Chase Manhattan Bank (formerly Chemical Bank), as agent, which provides the Company with a revolving credit facility in an aggregate principal amount of up to $90.0 million, of which a portion will be available in the form of letters of credit.
- The consummation of an amended merger agreement with BLI, a major independent cold finished processor of steel bars. The Company acquired BLI for $9.50 per common share in cash for an aggregate equity purchase price of approximately $38.0 million, plus the assumption of $3.6 million of debt and the refinancing of $16.8 million of debt. The Company financed the acquisition with part of the proceeds of the Recapitalization.
- The repayment of the following indebtedness: (i) approximately $16.8 million aggregate principal amount of outstanding loans under BLI Revolving Credit Facilities; (ii) approximately $5.8 million aggregate principal amount of outstanding loans under the Existing Bar Tech Credit Facilities; and (iii) approximately $6,100 aggregate principal amount of outstanding loans under the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (the "Master Agreement").

On September 11, 1997, the Company's principal owners, Blackstone and Veritas purchased 536,865 shares of Class C non-voting common stock for $30.0 million. The proceeds were used to fund the Company's capital program aimed at enhancing the productive capacity of its steelmaking facilities. Approximately $14.0 million was for improvements to the Company's Johnstown, Pennsylvania mill facility to produce enhanced machinability (including leaded) and bearing steel grades. An additional $14.0 million was for several projects at the Company's Lackawanna, New York 13" bar mill. The remaining amounts were for various projects at the Company's cold-finishing subsidiary, BLI. These projects are expected to be completed during the second half of fiscal 1999.

NOTE 6 - REVOLVING CREDIT AGREEMENT

In April 1996, the Company entered into a $90.0 million Revolving Credit Agreement with a group of banks with Chase Manhattan Bank as agent. The revolving facility provided the Company with an aggregate principal amount of up to $90.0 million, of which $5.4 million is in the form of letters of credit. The Credit Agreement matures April 2, 2000 and is initially secured by (i) all of the inventory, accounts receivable, related intangibles and documents and the proceeds of the foregoing; (ii) all of the Common Stock of the Company outstanding as of April 2, 1996, subject to dilution and release under certain circumstances, and; (iii) all of the Capital Stock of each direct or indirect subsidiary of the Company. The pledges of Capital Stock referred to in (ii) and
(iii) will be made on a first priority basis and will be equal and ratable with the liens on such capital stock in favor of holders of Senior Notes. Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or an adjusted LIBOR rate plus 3.0%, subject to upward adjustment in certain circumstances.

The Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company, make capital expenditures above certain levels or engage in certain transactions with affiliates and otherwise restrict corporate activities. In addition, under the Credit Agreement, the Company is required to maintain a minimum Consolidated Interest Coverage Ratio. The Credit Agreement also contains provisions that prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Notes in any manner adverse to the Lenders and that limit the Company's ability to refinance the Senior Notes without the consent of such Lenders. In the third quarter of 1997, the Company and its commercial banks negotiated an amendment to its existing $90.0 million Revolving Credit Agreement (the "Amended Agreement"). The Amended Agreement provides for the addition of a new revolving Sub-Facility ("Sub-Facility") and amends certain portions of its original Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $79.0 million at January 2, 1999 and $53.7 million at January 3, 1998, respectively. There were no amounts available under the Amended Agreement and Sub-Facility at January 2, 1999 based on the applicable borrowing base under its Amended Agreement. Weighted-average interest rates on borrowings under the Amended Agreement and the Sub-Facility at January 2, 1999 were 8.79% and 11.50%, respectively. At January 3, 1998, weighted-average interest rates were 8.98% and 11.00%, respectively.

The Amended Agreement contains a number of covenants similar to those in the Revolving Credit Agreement. Additionally, under the Amended Agreement, the Company is required to maintain a minimum Consolidated Interest Coverage Ratio beginning with annualized results for the quarter ended September 30, 1998. The Amended Agreement also contains provisions that prohibit any modifications of the Indenture Agreement dated April 2, 1996 to the Senior Notes in any manner adverse to the Lenders and that limit the Company's ability to refinance the Senior Notes without the consent of such Lenders.

NOTE 7 - FINANCING ARRANGEMENTS

The Company had the following long-term debt obligations outstanding:

                                                                        January 2,     January 3,
                                                                           1999          1998
                                                                         --------      --------
13-1/2% Senior Secured Notes, due April 1, 2001                          $ 91,609      $ 91,609
Marine Midland Term Loan, interest rate at Prime or LIBOR plus
   1.0%, due March 1, 2003                                                  6,929         7,578
RDC Loan, interest rate at 7.75%, due July 1, 2004                            411           482
Economic Development Partnership ("EDP I"), interest at 3.0%,
   due October 1, 2009                                                      5,707         5,707
Sunny Day Fund I ("SDF I"),  interest rate at 3.0%, due
   October 1, 2009                                                          6,491         6,607
Community Development Block Grant Program ("CDBG"),
   interest rate at 3.0%, due July 1, 2010                                    690           690
Economic Development Partnership ("EDP II"), interest rate at
   3.0%, due July 1, 2010                                                   1,300         1,300
Housing and Urban Development 108 ("HUD") Bonds, interest
   rates between 6.6% and 8.2%, due on various dates from August 1,
   1999 to September 26, 2003                                               5,750         7,000
Pennsylvania Industrial Development Authority Note ("PIDA I"),
   interest rate at 2.0%, due October 1, 2009                               1,646         1,646
Pennsylvania Industrial Development Authority Note ("PIDA II"),
   interest rate at 3.0%, due March 1, 2011                                 1,797         1,797
Bethlehem Subordinated Note, interest rate at 7.0%, due
   September 26, 2002                                                       5,500         5,500
Business Infrastructure Development ("BID"), Program, interest
   rate at 3.0%, due April 1, 2011                                          2,500         2,500
Economic Development Partnership ("EDP III"), interest rate at
   3.0%, due December 1, 2007                                               3,000         3,000
Industrial Revenue Bond ("IRB"), interest rate is variable,
   calculated weekly, representing minimum rate required to sell
   bonds in a secondary market, due December 1, 2018                        3,600         3,600
U.S. Bank Mortgage Note, interest at 9.35%, due April 1, 2002                  --           315
                                                                         --------      --------
                                                                          136,930       139,331
Less:  Original issue discount                                              4,163         5,557
                                                                         --------      --------
Total                                                                     132,767       133,774
Less:  Current maturities                                                   3,805         3,033
                                                                         --------      --------
Long - term debt                                                         $128,962      $130,741
                                                                         ========      ========

The Company incurred an extraordinary charge of $2.2 million during the third quarter of fiscal 1996, to reflect the recognition of premium and previously deferred charges resulting from the repayment of debt as part of the Recapitalization.

SENIOR SECURED NOTES

In April 1996, the Company completed a Recapitalization which included the issuance of $91.6 million in aggregate principal amount Senior Secured Notes ("Senior Notes"). Interest on the Senior Notes is at 13-1/2% per annum and is payable semi-annually on each April 1 and October 1, to the holders of record of Senior Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date.

The Senior Notes are callable after three years at the following redemption prices:

                           Year                               Percentage
                           ----                               ----------
                           1999                                106.750%
                           2000                                103.375%

The Senior Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior basis, jointly and severally, by the Company's wholly-owned subsidiary, BLI and its wholly-owned subsidiary, CDSC. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

The following is the condensed information of the subsidiary guarantors on a combined basis. The separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they would be material to investors. The following information is as of and for the years ended January 2, 1999 and January 3, 1998, the three months ended December 28, 1996 and the period ended September 30, 1996: (in thousands)

                                                            Three Months
                            Year Ended      Year Ended         Ended          Period Ended
                            January 2,      January 3,      December 28,    September 30,
                               1999            1998             1996             1996
                            ----------      ----------      ----------       ----------
Current assets              $   48,465      $   56,948      $   48,814       $   52,082
Noncurrent assets               37,745          37,868          39,229           39,871
Current liabilities             33,152          43,180          37,811           41,117
Noncurrent liabilities          13,979          13,611          13,244           13,209
Net sales                      157,764         159,120          35,369           73,120
Gross profit                    15,562          17,026           3,419            5,118
Operating income                 3,519           3,307             105            3,165
Net income (loss)                1,751           1,035            (497)          (4,414)

The Senior Notes and the Guarantee are collateralized by liens on (i) interests in certain real properties owned or leased by the Company and the Guarantors on the issue date, (ii) interest in machinery and equipment owned on, or acquired after, the issue date by the Company and the Guarantors located at such real properties, (iii) all of the Common Stock of the Company outstanding on the issue date (which was pledged on a non-recourse basis and will be subject to dilution for issuances of Common Stock subsequent to the Offering and release upon the occurrence of certain events), (iv) all of the outstanding capital stock of the Company's existing subsidiaries, (v) certain contract and intellectual property rights of the Company and the Guarantor, (vi) the Interest Escrow Account, and (vii) proceeds of the foregoing.

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

The warrants can be exercised at a price of $0.01 per share of common stock on or after July 1, 1996 and after the occurrences of certain other events. The warrants expire on April 1, 2001. The recording of these warrants created an original issue discount on the Senior Notes.

ECONOMIC DEVELOPMENT FINANCING

In connection with the acquisition of the assets of Bethlehem BRW Division and its original modernization and expansion plan, the Company entered into loan agreements with lenders in Pennsylvania and New York to procure financing for the transaction.

Pennsylvania

The Company entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, the Company entered into loan agreements with the Commonwealth, through its Department of Commerce and Department of Community Affairs. The total amount committed to the Company by the Commonwealth pursuant to the Master Agreement was $33.0 million. The loans have been made through the Sunny Day Fund ("SDF"), the Johnstown Industrial Development Corporation ("IDC"), the Pennsylvania Industrial Development Authority ("PIDA"), the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP"), the Community Development Block Grant Program ("CDBG") and the Enterprise Zone Competitive Program ("ECP"). (The loans governed by the Master Agreement are collectively referred to herein as the "Commonwealth Loans").

The Company has obtained approval from the Pennsylvania Industrial Development Authority regarding the deferral of principal on its PIDA and BID loans, and principal and interest deferral on its EDP loans. The Company must resume principal payments related to PIDA and BID loans and principal and interest payments related to EDP loans beginning January 2000. All deferred loans are required to be amortized over their original maturity schedule with no deferral of final maturity.

As of January 2, 1999 and January 3, 1998, $23.1 million and $23.2 million, respectively, in aggregate principal amount of Commonwealth Loans were outstanding.

New York

JDA Guaranteed Marine Midland Term Loan - The Company is party to a Loan and Use Agreement, dated September 21, 1994, with Marine Midland Bank ("Marine Midland") (the "Marine Midland Loan"), whereby Marine Midland loaned $10.0 million to the Company for use in connection with the acquisition of Lackawanna, New York real estate from Bethlehem. The Marine Midland Loan is guaranteed by the New York Job Development Authority ("JDA"). Interest on the Marine Midland Loan is the Prime rate, or the LIBOR rate, as determined by the Company.

RDC Loan - The Company is party to a Loan Agreement with the Buffalo and Erie County Regional Development Corporation ("RDC") providing for a loan in the amount of $0.5 million to be used by the Company for working capital needs (the "RDC Loan"). The RDC Loan has an interest rate of 7.75% per annum until July 1, 1999, and has an adjustable rate thereafter. The RDC Loan is secured by a Security Agreement which grants RDC a security interest in equipment, fixtures, inventory, accounts receivable, chattel paper and general intangibles.

BETHLEHEM SUBORDINATED LOAN AGREEMENT

The Company entered into $5.5 million Subordinated Loan Agreement, dated September 21, 1994, with Bethlehem (the "Bethlehem Loan"). The terms of the agreement provide for three equal installments on the first day of October in each of the years 2000, 2001 and 2002 at a rate of 7.0% per annum and is due on

October 1, 2002. The Bethlehem Loan is secured by a subordinated security interest in certain real and personal property of the Company and any and all proceeds therefrom. The outstanding principal amount under the Bethlehem Loan has been reduced by an original issue discount.

OTHER

In March 1999, the Company obtained waivers of default provisions under the terms of the Marine Midland Loan and certain Commonwealth Loans in exchange for payment of certain amounts the lenders considered delinquent. The Company also agreed, subject to consummation of the Combination, to refinance the SDF, PIDA I and PIDA II loans and to modify the terms of certain other Commonwealth Loans.

Maturities of the Company's long-term debt obligations were as follows: (in thousands)

                  1999                               $       3,805
                  2000                                       6,239
                  2001                                      98,219
                  2002                                       7,079
                  2003                                       3,514
            Thereafter                                      18,074
                                                     ----------------
                 Total                               $     136,930
                                                     ================

NOTE 8 - SEGMENTS AND RELATED INFORMATION

The Company operates in two reportable segments: hot-rolled and cold-finished. The Company manages the reportable segments as separate strategic business units. Differences between the segments include: manufacturing techniques and equipment, competition, and end-users. The Company's hot-rolled engineered bar products include rounds, squares and hexagons in both cut lengths and coils. The Company produces hot rolled engineered bar products up to 3 1/4" in diameter which are generally used by its customers in critical applications where product strength, integrity and durability are imperative considerations such as cam shafts, axles, roller bearings, automotive suspension parts, large fasteners, hydraulic hose fittings, transmission gears, and forged hand tools.

The Company also produces cold finished bars which are used in machined and shafting products that require superior straightness, tolerance, finish and mechanical properties. Cold finished bars are processed from hot rolled bars, by a process that cleans, draws and straightens the raw material and cuts it to specific lengths. Products include round bars from 9/16" to 3-1/2" in diameter and hexagonal bars from 1" to 1-13/16" thick. End users of cold finished bars incorporate them in a wide range of products including electrical and non-electrical machinery and equipment and a wide variety of vehicular equipment including automobiles, trucks, sport-utility vehicles, off-road vehicles and agricultural equipment.

Both segments operate in similar markets within the United States and Canada. Major market areas include the Midwest, Southeast and Great Lakes Regions of the United States, with customers that include automotive, machinery and tool industries as well as independent forgers and steel service centers.

The accounting policies of both segments are the same as those described in the Company's Summary of Significant Accounting Policies. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization ("EBITDA").

Hot-rolled accounts for intersegment sales at current market prices as if the transaction had taken place with a third party.

                                                                 For the Year Ended January 2, 1999
                                                                           (in thousands)
                                     ------------------------------------------------------------------------------------------
                                                                                                  Inter
                                                           Cold-               Total             Segment
                                       Hot-Rolled        Finished             Segments         Eliminations       Consolidated
                                     -------------     -------------      --------------     ----------------    --------------
Net sales                            $    164,016       $    157,764       $    321,780       $    (49,929)      $    271,851
Depreciation and amortization               3,780              2,181              5,961               --                5,961
Segment profit (EBITDA)                   (14,759)             5,704             (9,055)              --               (9,055)
Segment assets                            153,661             86,210            239,871            (17,370)           222,501
Capital expenditures                       14,228              2,097             16,325               --               16,325

                                                                 For the Year Ended January 3, 1998
                                                                           (in thousands)
                                     ------------------------------------------------------------------------------------------
                                                                                                  Inter
                                                           Cold-               Total             Segment
                                       Hot-Rolled        Finished             Segments         Eliminations       Consolidated
                                     -------------     -------------      --------------     ----------------    --------------
Net sales                            $    140,494       $    159,120       $    299,614       $    (56,718)      $    242,896
Depreciation and amortization               2,518              2,005              4,523               --                4,523
Segment profit (EBITDA)                   (22,102)             5,313            (16,789)              --              (16,789)
Segment assets                            138,509             94,816            233,325            (27,647)           205,678
Capital expenditures                        4,590              1,223              5,813               --                5,813

                                                           For the Three Months Ended December 28, 1996
                                                                           (in thousands)
                                     ------------------------------------------------------------------------------------------
                                                                                                  Inter
                                                           Cold-               Total             Segment
                                       Hot-Rolled        Finished             Segments         Eliminations       Consolidated
                                     -------------     -------------      --------------     ----------------    --------------
Net sales                            $     12,304       $     35,369       $     47,673       $     (7,422)      $     40,251
Depreciation and amortization                 599                622              1,221               --                1,221
Segment profit (EBITDA)                    (7,880)               727             (7,153)              --               (7,153)
Segment assets                            139,303             88,043            227,346            (21,059)           206,287
Capital expenditures                           50                136                186               --                  186

                                                             For the Year Ended September 30, 1996
                                                                           (in thousands)
                                     ------------------------------------------------------------------------------------------
                                                                                                  Inter
                                                           Cold-               Total             Segment
                                       Hot-Rolled        Finished             Segments         Eliminations       Consolidated
                                     -------------     -------------      --------------     ----------------    --------------
Net sales                            $     12,531       $     73,120       $     85,651       $     (8,488)      $     77,163
Depreciation and amortization                 838              1,198              2,036               --                2,036
Segment profit (EBITDA)                   (26,378)            (1,967)           (28,345)              --              (28,345)
Segment assets                            126,368             91,953            218,321            (17,342)           200,979
Capital expenditures                       20,400                900             21,300               --               21,300


The reconciliation of segment profit (EBITDA) to net loss before extraordinary item is as follows: (in thousands)


                                               Year Ended             Year Ended          Three Months            Year Ended
                                               January 2,             January 3,        Ended December 28,       September 30,
                                                  1999                  1998                   1996                   1996
                                            ----------------       ---------------      ------------------      ---------------
Segment profit (EBITDA)                        $  (9,055)             $ (16,789)           $   (7,153)           $    (28,345)
Provision for income taxes                             3                    205                     3                     205
Interest expense, net                             26,959                 23,306                 5,148                  10,833
Depreciation and amortization                      5,961                  4,523                 1,221                   2,036
                                            ----------------       ---------------      ------------------      ---------------
Net Loss before extraordinary
   item                                        $ (41,978)             $ (44,823)           $  (13,525)           $    (41,419)
                                            ================       ===============      ==================      ===============


The Company operates in both the United States and Canada. Its net sales from external customers in Canada were approximately $22.0 million, $34.0 million, $8.0 million, and $31.0 million for the years ended January 2, 1999 and January 3, 1998, the three months ended December 28, 1996, and the year ended September 30, 1996, respectively. Its principal long-lived assets, consisting of property, plant, and equipment, were $4.1 million and $4.5 million and January 2, 1999 and January 3, 1998, respectively.

NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS

At January 2, 1999, the Company adopted SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises the disclosures for pension and other postretirement benefit plans but does not change the way obligations or expense are measured or recognized in the financial statements. Disclosures for prior periods have been conformed to the requirements of SFAS 132.

BLI maintains defined benefit pension plans covering substantially all hourly employees of its Harvey, Illinois, and Medina, Ohio plants. Employees at the Batavia, Illinois and Cartersville, Georgia, plants are not covered. Benefits are based on years of service and employee's age at termination. The Company's Canadian subsidiary, CDSC, maintains pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plan are based on years of service. The Company's policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

BLI and CDSC also sponsor postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from BLI or CDSC after reaching age 55 with 10 or more years of service.

In addition, the Company and its subsidiaries maintain various defined contribution plans, including salary savings plans, profit sharing plans and a supplemental incentive compensation plan. Expense related to these plans was approximately $317, $171, $44 and $56 in fiscal 1998, fiscal 1997, the three months ended December 28, 1996 and fiscal 1996, respectively.

At January 2, 1999 and January 3, 1998, the plan assets for all plans were invested in various trust funds administered by a trustee.

The components of the net periodic pension costs are summarized as follows: (in thousands)

                                                                             Three Months
                                                   Year Ended    Year Ended      Ended     Period Ended
                                                   January 2,    January 3,   December 28, September 30,
                                                       1999        1998          1996          1996
                                                  ------------  -----------   -----------   -----------
Service cost                                        $   394       $   393       $   183       $   186
Interest cost on projected benefit obligations        1,283         1,254           645           614
Expected return on plan assets                       (1,718)       (1,633)         (780)         (896)
Amortization of prior service cost                       40            35          --            --
Recognized net actuarial loss (gain)                     21            22             9           188
                                                    -------       -------       -------       -------
Net periodic pension cost                           $    20       $    71       $    57       $    92
                                                    =======       =======       =======       =======

Net periodic postretirement benefit cost included the following components: (in thousands)

                                                                     Three Months
                                       Year Ended      Year Ended       Ended        Period Ended
                                       January 2,      January 3,    December 28,    September 30,
                                          1999            1998           1996            1996
                                       ----------      ----------    ------------    -------------
Service cost of benefit earned          $    202        $    161        $     41        $     66
Interest on accumulated postretirement
  benefit obligations                        431             415             105             184
Recognized net actuarial loss                 42              10            --              --
                                        --------        --------        --------        --------
Net periodic postretirement cost        $    675        $    586        $    146        $    250
                                        ========        ========        ========        ========

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Company's pension plans and other postretirement benefits are as follows: (in thousands)

                                                             PENSION PLANS                          OTHER BENEFITS
                                                  ------------------------------------     -----------------------------
                                                       JANUARY 2,         JANUARY 3,         JANUARY 2,        JANUARY 3,
                                                          1999               1998              1999              1998
                                                  ------------------------------------     -----------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $ 19,142          $ 17,115          $  6,579          $  5,426
Service cost                                                 394               393               202               161
Interest cost                                              1,283             1,254               431               415
Amendments                                                  --                  68              --                --
Foreign currency exchange rate change                       (654)             (371)             (456)             --
Actuarial (gain) loss                                        (90)            --                  (33)             --
Change in discount rate                                      418             1,718                75               913
Benefits paid                                             (1,300)           (1,035)             (320)             (336)
                                                  ------------------------------------     -----------------------------
Benefit obligation at end of year                       $ 19,193          $ 19,142          $  6,478          $  6,579

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          $ 20,946          $ 19,735              --                --
Actual return on plan assets                               2,384             2,364              --                --
Employer contribution                                        508               332          $    320         $     336
Foreign currency exchange rate change                       (712)             (450)             --                --
Benefits paid                                             (1,300)           (1,035)             (320)             (336)
                                                  ------------------------------------     -----------------------------
Fair value of plan assets at end of year                $ 21,826          $ 20,946          $   --            $   --

Funded status - overfunded (underfunded)                $  2,633          $  1,804          $ (6,478)         $ (6,579)
Unrecognized net actuarial loss                               19               484             1,346             1,445
Unrecognized prior service cost                              502               574              --                --
                                                  ------------------------------------     -----------------------------
Prepaid (accrued) benefit cost                          $  3,154          $  2,862          $ (5,132)         $ (5,134)
                                                  ====================================     =============================
WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                               6.83%             7.00%             6.81%             6.93%
Expected return on plan assets                              8.50%             8.50%
Rate of compensation increase                               4.59%             4.59%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,321, $1,289, and $1,231, respectively, as of January 2, 1999, and $1,172, $1,144, and $1,083, respectively, as of January 3, 1998.

For measurement purposes, a weighted average annual rate of increase in the per capita cost of covered health care claims of 7.56% was assumed for fiscal 1999; the rate assumed to decrease by approximately 0.5% per year to 5.40% for fiscal 2003, and remain at that level thereafter. To illustrate the health care cost trend on amounts reported, changing the assumed health care cost trend rates by one percentage point in each year would have the following effects as of and for the fiscal year ended January 2, 1999: (in thousands)

                                                                             One Percentage Point
                                                                       Increase               Decrease
                                                                   ------------------    --------------------
            Effect on total service and interest cost components   $         123         $          112
            Effect on postretirement benefit obligation            $       1,204         $        1,115

NOTE 10 - INCOME TAXES

The components of deferred income taxes at January 2, 1999 and January 3, 1998 were as follows:

                                               (in thousands)
Asset (liability)                    January 2, 1999    January 3, 1998
-----------------
Net operating loss carryforwards        $   59,310       $   41,876
Inventory                                    2,560            1,733
Post retirement benefits                     2,019            2,002
Property basis differences                  (8,319)          (6,336)
Other - net                                    894              209
Valuation allowance                        (59,670)         (42,736)
                                        ----------       ----------
Net deferred income taxes               $   (3,206)      $   (3,252)
                                        ==========       ==========

Net deferred income tax assets (liabilities) as of January 2, 1999 and January 3, 1998 recorded in the balance sheet were as follows:

                                           (in thousands)
                                 January 2, 1999    January 3, 1998
                                 ---------------    ---------------
Prepaid expense                    $      581         $      581
Other assets                            1,214              1,214
Other long-term liabilities            (5,001)            (5,047)
                                   ----------         ----------
Net deferred income taxes          $   (3,206)        $   (3,252)
                                   ==========         ==========

As of January 2, 1999, the Company had net operating loss carryforwards of approximately $148 million available to offset future federal and state taxable income during the carryforward periods which expire through 2019. These carryforwards include amounts available from certain prior year operating loss carryforwards which were limited as a result of the Recapitalization. Utilization of these prior year loss carryforwards is limited to approximately $1.1 million annually through 2010.

The realization of these tax benefits will depend upon the Company's ability to generate future taxable income. Based upon its history of net operating losses, the Company has recorded a valuation allowance to offset net deferred tax assets that are not expected to be realized.

The provision for income taxes for fiscal 1998, fiscal 1997, the three months ended December 28, 1996 and fiscal 1996 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. The difference between the U.S. statutory income tax rate of 35% and the Company's effective rate results principally from the recorded valuation allowances used to offset the deferred tax benefits of tax loss carryforwards incurred by its U.S. operations during each of these periods.

NOTE 11 - COMMON AND PREFERRED STOCK

The Company's authorized capital stock consists of 1,000,000 shares of Class A Common Stock, 600,000 shares of Special Class B Common Stock, 600,000 shares of Special Class C Common Stock and 5,000 shares of Series A Preferred Stock and one share of Series B Preferred Stock, each with a par value of $0.001 per share. The Special Class B Common Stock allows the holders to designate directors who will hold 50 % of the voting power of the Board of Directors. The Special Class B Common Stock will also have certain rights in the event of a liquidation, dissolution or winding up of the Company. The Company's Class C common stock is non-voting.

In connection with the Recapitalization, 66,600 shares of existing common stock of the Company were converted into 196,410 shares of Class A Common Stock. As a result, the number of shares outstanding prior to the Recapitalization and earnings per share amounts were adjusted to reflect this reclassification of shares.

On September 26, 1994, the Company issued 1,100 shares of Series A Cumulative Preferred Stock with a $0.001 par value to Bethlehem in connection with the formation of the Company. The shares were issued at $5,000 per share or $5.5 million in total.

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

One share of Series B Preferred Stock was issued to the union representing the Company's Johnstown, PA and Lackawanna, NY facilities. The Series B Preferred Stock is not entitled to receive dividends and is non-redeemable. In the event that the Company is liquidated, the holder of Series B Preferred Stock is to be entitled to a liquidation preference, after payment to the holders of the Series A Preferred Stock and prior to any payment on the Common Stock, of $100 per share. The Series B Preferred Stock does not generally vote on stockholders' matters; however, the holder of Series B Preferred Stock has the right to nominate and elect two directors to the Board of Directors, and to remove such directors as provided in the Company's Bylaws.

As part of the Recapitalization in April 1996, the Company issued 536,829 shares of Class B common stock in consideration of $30.0 million in cash provided by Blackstone. In September 1997, the Company issued 536,865 shares of Class C common stock to Blackstone and Veritas for capital contributions of $30.0 million.

NOTE 12 - STOCK PLANS

As part of the Company's previous collective bargaining agreement with the United Steelworkers of America ("USWA"), the Company committed to grant employees represented by the USWA a minimum of 20% equity interest in its common stock through one or more stock ownership plans ("ESOP"), subject to dilution for events occurring subsequent to February 1994. Following the Recapitalization and Equity Investment, the commitment had been reduced to 3.7% of the Company's common stock as of January 3, 1998, on a fully diluted basis. Under the previous collective bargaining agreement, the allocation methodology and timing had not been determined by the parties and the ESOP had not been established.

In 1998, the Company and an affiliate of Republic entered into a settlement agreement with the USWA under which new master labor agreements were established for all USWA employees of the Company and Republic. The new collective bargaining agreements expire in 2003. As part of the new agreements, the Company committed to establish a $1.6 million fund to be distributed to eligible USWA employees in May 1999 in full and complete satisfaction of the Company's obligation to establish an ESOP.

The agreement also provides that covered employees will be able to purchase shares of the combined company following the Combination of the Company and Republic. A maximum of $15 million of shares will be offered in the aggregate at the same price per share attributable to the common stock of the combined company acquired directly and indirectly by Blackstone in the Combination. Such offering is to occur no later than six months after the closing of the Combination. Holders of these shares will be granted piggyback registration rights entitling them to registration of their shares in an underwritten initial public offering of the combined company, subject to customary provisions.

Under Equity Award Agreements with certain executive employees in fiscal 1996 and prior periods the Company committed to award common stock grants. The value of these awards on the date of commitment was recorded as deferred compensation and was amortized over the terms of the employment agreements. Common stock grants to these employees in fiscal 1996 represent 8,048 shares of Class A common stock.

Severance agreements were negotiated with certain former Company executives during fiscal 1998 and 1996. Included in Selling, General and Administrative Expense for the years ended January 2, 1999 and September 30, 1996 relating to these agreements were $0.3 million and $2.9 million, respectively.

Pursuant to the terms of certain executives' prior employment agreements, the Company granted 4,810, 18,094, and 22,903 non-qualified stock options during the year ended January 3, 1998, the three months ended December 28, 1996 and the year ended September 30, 1996, respectively, at a price of $55.89 per share, which approximated fair market value at the date of grant. No options were granted during fiscal 1998. Expiration dates for the options were ten years from the grant date and the options became exercisable according to certain criteria regarding the Company's performance and length of service of the executive.

In the fourth quarter of fiscal year 1998, the executives of the Company (the "Executives") entered into employment agreements with the Company and Republic (the "Employment Agreements"). Each of the Employment Agreements contains substantially similar terms and conditions other than compensation. Subject to consummation of the proposed combination of the Company and Republic, the Executives and two other members of management are eligible to receive in the future options to acquire an aggregate 9.0% of the common stock of the survivor entity of the Combination, subject to dilution. The exercise price per share will equal the price per share paid by Blackstone.

As a result of signing the Employment Agreements, the Executives and other members of management forfeited their rights, if any, to prior vested and unvested options to purchase common stock of the Company. Two former executives who terminated from the Company during 1998, have forfeited their rights to prior vested or unvested options to purchase common stock of the Company under the terms of their respective separation agreements.

Activity related to stock options is summarized below. The exercise price for all shares was $55.89 per share.

                                                                                        Three Months
                                                                                           Ended
                                                                                        December 28,
(in thousands)                                   Fiscal 1998        Fiscal 1997            1996             Fiscal 1996
                                               --------------     --------------     ---------------      ---------------
Options outstanding at beginning period              45,807              40,997              22,903                --
Granted                                                --                 4,810              18,094              22,903
Forfeited                                           (45,807)               --                  --                  --
                                               ------------        ------------        ------------        ------------
Outstanding at end of period                           --                45,807              40,997              22,903
                                               ============        ============        ============        ============
Exercisable at end of period                           --                 3,892                --                  --
                                               ============        ============        ============        ============
Weighted average fair value of option
  of option granted                                   N/A          $      20.21        $      19.85        $      20.52
                                               ============        ============        ============        ============

The Company accounts for its equity award agreements and stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which the compensation costs, if applicable, have been determined. Had the compensation costs been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," net income (loss) and earnings per share would have been as follows: (in thousands except for per share amounts)

                                                                               Three Months
                                                                                  Ended
                                                                               December 28,
                                     Fiscal 1998          Fiscal 1997             1996             Fiscal 1996
                                   -------------        -------------        -------------        --------------
Net (loss):
     As reported                   $    (41,978)        $    (44,823)        $    (13,525)        $    (43,633)
     Pro Forma                          (41,791)             (44,976)             (13,559)             (43,633)

Diluted earnings per share:
     As reported                   $     (33.14)        $     (50.88)        $     (18.37)        $     (98.01)
     Pro Forma                           (32.70)              (50.62)              (18.29)              (98.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the grants in fiscal 1997, the three months period ended December 28, 1996 and fiscal 1996: (in thousands)


                                                                                        Three Months
                                                                                           Ended
                                                                                        December 28,
                                                                     Fiscal 1997            1996             Fiscal 1996
                                                                   ----------------    ---------------      ---------------
Average risk free interest rate                                          6.44%               6.27%                6.56%
Expected dividend yield                                                     0%                  0%                   0%
Expected life of options                                               7 years             7 years              7 years
Expected volatility rate                                                    0%                  0%                   0%

NOTE 13 - RELATED PARTY TRANSACTIONS

In connection with the Recapitalization, an affiliate of Blackstone received an origination fee and expense reimbursement totaling $2.0 million and an affiliate of Veritas received a financial advisory fee and expense reimbursement totaling $2.0 million in fiscal 1996.

In connection with the Recapitalization, the Company entered into a management agreement with the Johnstown Advisors Corp. ("Advisors") and Blackstone Management Partners L.P. ("Blackstone Advisors"), an affiliate of Blackstone. Johnstown Advisors Corp. is owned by the principals of BRW Partners Inc., the general partner of BRW Steel Holdings, LP, which owns approximately 26.6% of the common stock of the Company, on a fully diluted basis. Blackstone owns approximately 72.8% of the common stock of the Company, on a fully diluted basis. Pursuant to this agreement, Advisors and Blackstone Advisors are to provide certain management and financial monitoring services to the Company for which they will share equally an annual advisory fee of $0.9 million plus reimbursement of certain out-of-pocket expenses. Under this agreement, the Company expensed $0.9 million in fiscal 1998 and $1.5 million in fiscal 1997.

Subsequent to the acquisition of Republic, the Company and Republic share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. However, throughout fiscal 1998 each customer purchase order for steel products continued to be issued directly to the Company or Republic, as appropriate, to make the sale. The costs of joint functions are borne ratably by the Company and Republic based upon relative sales volume achieved.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases inventory products on behalf of both companies and bills the Company for its respective purchases plus an administrative fee. During the period from September 8, 1998 to January 2, 1999, the Company purchased billet and bar products as well as scrap material at market prices from Republic, totaling approximately $16.1 million. A similar arrangement is in place with regard to insurance. Republic purchased insurance coverage for the combined company for which the costs are borne ratably by the Company and Republic based on their respective share of coverage. In December 1998, Republic completed negotiations for a two-year insurance contract for the combined company for which the terms of payment include a third-party financing arrangement.

At January 1, 1999, certain salaried employees of the Company became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. Costs are allocated according to each company's approximate share of combined trade volumes. Among the salaried employees included in this overhead allocation were Messrs. Tyrrell, Meyer and Asimou who hold the positions of Chief Executive Officer, Executive Vice President and General Manager, Hot Rolled Bar Division and Executive Vice President and General Manager, Cold Finished Bar Division, respectively, for both the Company and Republic. Certain salaried employees located at the Company's facilities in Lackawanna, New York and Johnstown, Pennsylvania were also included in this arrangement. However, the Company leased back the services of these employees, the salary and benefit costs of which are borne entirely by the Company.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed. The Company and Republic expect to finalize an agreement in the second quarter 1999 under which this jointly owned Marketing JV will market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Company and Republic will be reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Except for certain prior commitments to customers that will continue to be placed with the Company or Republic as defined in the agreement, it is intended that customer purchase orders will be placed with the Marketing JV. Pursuant to allocation procedures to be approved by the boards of directors of both companies, the production of steel products to fulfill these orders will be allocated between the Company and Republic. To compensate the Marketing JV for marketing services performed, it is intended that the Company and Republic will pay commissions at specified percentages of sales.

As a result of the above, the Company had a current receivable due from Republic of approximately $1.9 million, a current payable due to Republic of $15.5 million and a non-current payable due to Republic of $0.5 million at January 2, 1999. At January 2, 1999 and January 3, 1998, current amounts payable to Blackstone were $0.9 million and $1.5 million, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. The Company provides for the costs related to these matters when a loss is probable and the amount is reasonably estimable. Based on information presently known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

The Company uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was $0.9 million for the year ended

January 2, 1999, $0.8 million for the year ended January 3, 1998, $0.06 million for the three month period ended December 28, 1996, and $0.2 million for the year ended September 30, 1996. At January 2, 1999, total minimum lease payments under noncancellable operating leases are $0.7 million in 1999, $0.6 million in 2000, $0.3 million in 2001, $0.2 million in 2002 and 2003 and $0.9 million thereafter.

On January 25, 1999, the Company entered into a technical exchange agreement with Sanyo Special Steel Company, Ltd. ("Sanyo") for a total of $6.0 million plus expenses. The four year agreement provides for technical assistance to the Company in order to improve its operations and facilities at its Lackawanna, New York facility. The Company's future obligation is divided into 9 installments over the following years: $1.8 million in 1999, $1.2 million in 2000, $1.2 million in 2001, $1.2 million in 2002 and $0.6 million in 2003.

Republic also has a technical exchange agreement with Sanyo. The Company subsequently entered into an agreement with Republic to share with each other the information obtained from Sanyo for use at their respective steelmaking facilities.

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

LONG-TERM DEBT

          The fair value of the company's long-term debt obligations are estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities. The fair value of the company's senior secured notes is determined using quoted market prices. The fair value of the company's economic development financing approximates carrying values as the development authorities continue to provide such financing on substantially the same terms as provided to the company.

The estimated fair value of the Company's financial instruments are as follows:
(in thousands)

                                            January 2, 1999                      January 3, 1998
                                 ----------------------------------    -----------------------------------
                                    Carrying              Fair             Carrying              Fair
                                     Amount               Value             Amount               Value
                                 --------------      --------------    ----------------     --------------
Cash and cash equivalents         $      2,188        $      2,188        $      3,391        $      3,391
Long-term debt                         132,767             142,601             133,774             133,575
Redeemable preferred stock               5,500                  --               5,500                  --

                              BAR TECHNOLOGIES INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

    FOR THE YEARS ENDED JANUARY 2, 1999 AND JANUARY 3, 1998, THE THREE MONTHS ENDED DECEMBER 28, 1996 AND THE YEAR ENDED SEPTEMBER 30, 1996 (IN THOUSANDS)

                                                                  Additions
                                                  -------------------------------------------
                                                                                Charged to     Deductions
                                     Balance at    Charged to                     Other           from        Balance
                                      Beginning     Costs and                   Accounts -      Reserves     at End of
            Description                of Year      Expenses      Recoveries     Describe          (b)          Year
-----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
                1998                   $   817              448       (11)          55  (c)(d)     (205)    $   1,104
                1997                       567            1,160      (885)          (3) (c)         (22)          817
               *1996                       549               18                                                   567
                1996                                        117                    432  (a)                       549


VALUATION ALLOWANCE
  FOR DEFERRED TAX ASSETS:
                1998                   $42,736           16,934                                              $ 59,670
                1997                    24,791           17,945                                                42,736
               *1996                    19,142            5,649                                                24,791
                1996                    11,697            7,445                                                19,142


* The Company changed its fiscal year from its previous calendar quarter basis ended September 30, to a 4/4/5 week fiscal quarter basis ending the last Saturday of the fifth week. As a result, the Company's fiscal year 1997 began on December 29, 1996 and ended on January 3, 1998. Fiscal 1997 includes 53 weeks while fiscal 1998 and 1996 each include 52 weeks. This period represents the three month transition period that bridges the Company's old and new year ends.

(a) Represents the allowance recognized in connection with the acquisition of Bliss & Laughlin Industries, Inc.

(b)       Represents uncollected accounts charged-off against the allowance.

(c)       Foreign currency translation.

(d)       Addition to allowance due to reclassification of $60.