Form 10-Q
period 1999-03-31
BAR TECHNOLOGIES INC
filed 1999-05-17
CIK 1013335

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three month period ended March 31, 1999                       Commission File Number: 333-04254
                                                                                              ---------



                              BAR TECHNOLOGIES INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                               13-3753384
 --------------------------------------------------------------       ---------------------------------
 (State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)



           3770 EMBASSY PARKWAY
            AKRON, OHIO  44333                                                   (330) 670-3000
 --------------------------------------------------------------       ---------------------------------
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




Number of shares outstanding of common stock as of March 31, 1999:



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

              Consolidated Statements of Operations (Unaudited) for the three month periods ended March 31, 1999 and April 4, 1998...........................................3

              Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
              January 2, 1999........................................................................4-5

              Consolidated Statement of Stockholders' Equity (Deficit) for the year ended
              January 2, 1999 and the three month period ended March 31, 1999 (Unaudited)..............6

              Consolidated Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 1999 and April 4, 1998...........................................7

              Notes to Consolidated Financial Statements............................................8-13

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................13-17



                                            PART II - OTHER INFORMATION
                                            ---------------------------

Item 1.       Legal Proceedings.......................................................................17

Item 2.       Changes in Securities...................................................................17

Item 3.       Defaults Upon Senior Securities.........................................................18

Item 4.       Submission of Matters to a Vote of Security Holders.....................................18

Item 5.       Other Information.......................................................................18

Item 6.       Exhibits and Reports on Form 8-K........................................................18

              Signatures..............................................................................19

                     Bar Technologies Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        For the Three Month Periods Ended
                        March 31, 1999 and April 4, 1998
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                ---------------------------------
                                                  March 31,            April 4,
                                                    1999                 1998
                                                ------------         ------------
Net sales                                       $     59,777         $     81,643

Cost of sales                                         56,769               78,776

Depreciation and amortization                          1,247                1,427

Selling, general and administrative
  expenses                                             2,923                5,110
                                                ------------         ------------

  Loss from operations                                (1,162)              (3,670)

Interest expense, net                                  6,045                6,174

Other income                                              38                   77
                                                ------------         ------------

  Loss before provision for income taxes              (7,169)              (9,767)

Provision for income taxes                                93                  163
                                                ------------         ------------

  Net loss                                            (7,262)              (9,930)

Preferred  stock dividends
                                                          96                   96
                                                ------------         ------------

Net loss applicable to common shares            $     (7,358)        $    (10,026)
                                                ============         ============

Net loss per share - basic and diluted          $      (5.76)        $      (7.84)
                                                ============         ============

The accompanying notes are an integral part of these statements.

                    Bar Technologies Inc. and Subsidiaries
                         Consolidated Balance Sheets
                   As of March 31, 1999 and January 2, 1999
                          (In thousands of dollars)


                                                                  March 31, 1999      January 2, 1999
                                                                  --------------      ---------------
ASSETS                                                             (Unaudited)

Current assets:
    Cash and cash equivalents                                     $      1,482         $      2,188
    Accounts receivable, less allowances of $1,180 and
          $1,104, respectively                                          28,067               26,152
    Amounts due from affiliates                                          5,555                1,935
    Inventories                                                         83,166               74,168
    Other current assets                                                 3,522                2,676
                                                                  ------------         ------------
       Total current assets                                            121,792              107,119

Property, plant and equipment:
     Land and improvements                                               2,609                2,580
     Buildings and improvements                                         19,980               19,944
     Machinery and equipment                                            72,318               72,162
     Construction in-progress                                           10,518                8,396
                                                                  ------------         ------------

       Total property, plant and equipment                             105,425              103,082

     Accumulated depreciation                                          (14,169)             (12,983)
                                                                  ------------         ------------

       Net property, plant and equipment                                91,256               90,099

     Goodwill, net of accumulated amortization of $972 and
          $891, respectively                                            11,888               11,969

     Restricted debt service fund                                        1,551                1,551

     Other assets                                                       11,216               11,763
                                                                  ------------         ------------

       Total assets                                               $    237,703         $    222,501
                                                                  ============         ============


The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    As of March 31, 1999 and January 2, 1999
                (In thousands of dollars, except per share data)

                                                                                    March 31, 1999     January 2, 1999
                                                                                    --------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      (Unaudited)
  Current liabilities:
     Accounts payable                                                               $     41,407         $     44,791
     Amounts due to affiliates                                                            42,829               16,401
     Accrued interest                                                                      7,728                4,885
     Other accrued liabilities                                                            18,248               19,687
     Current maturities of long-term debt                                                  3,211                3,805
     Revolving credit facility                                                            77,872               79,000
                                                                                    ------------         ------------
       Total current liabilities                                                         191,295              168,569

  Long-term debt                                                                         128,517              128,962
  Deferred income taxes                                                                    5,011                5,001
  Amounts due to affiliates, long-term                                                       531                  531
  Other long-term liabilities                                                              5,492                5,377
                                                                                    ------------         ------------
       Total liabilities                                                                 330,846              308,440

  Redeemable stock:
     Series A preferred stock $0.001 par value
          Authorized 5,000 shares
          Issued and outstanding, 1,100 shares                                             5,500                5,500

Commitments and contingencies

   Stockholders' equity (deficit):
     Series B preferred stock $0.001 par value
          Authorized, issued and outstanding, 1 share                                       --                   --
     Class A common stock, $0.001 par value
          Authorized, 1,000,000 shares
          Issued and outstanding, 204,458 shares                                            --                   --
     Class B common stock, $0.001 par value
          Authorized, 600,000 shares
          Issued and outstanding, 536,829 shares                                               1                    1
     Class C common stock, non-voting, $0.001 par value,
           Authorized, 600,000 shares
           Issued and outstanding, 536,865 shares                                              1                    1
     Additional paid-in capital                                                           63,055               63,055
     Warrants outstanding                                                                  5,119                5,119
     Accumulated deficit                                                                (165,782)            (158,424)
     Accumulated other comprehensive loss                                                 (1,037)              (1,191)
                                                                                    ------------         ------------
  Total stockholders' equity (deficit)                                                   (98,643)             (91,439)
                                                                                    ------------         ------------

Total liabilities and stockholders' equity (deficit)                                $    237,703         $    222,501
                                                                                    ============         ============

The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                  For the Year Ended January 2, 1999 and
               Three Months Ended March 31, 1999 (Unaudited)
                           (In thousands of dollars)




                                                                                            Additional
                                     Class A          Class B             Class C            Paid-in          Warrants
                                  Common Stock      Common Stock       Common Stock          Capital        Outstanding
                                ---------------    ---------------    ---------------    ---------------   ---------------
Balance, January 3, 1998        $             -    $             1    $             1    $        63,055   $         5,119
  Net loss
  Preferred stock dividend
  Other comprehensive
    income - foreign currency
     translation adjustments
                                ---------------    ---------------    ---------------    ---------------   ---------------
Balance, January 2, 1999                      -                  1                  1             63,055             5,119
  Net loss
  Preferred stock dividend
  Other comprehensive
    income - foreign currency
     translation adjustments
                                ---------------    ---------------    ---------------    ---------------   ---------------
Balance, March 31, 1999         $             -    $             1    $             1    $        63,055   $         5,119
                                ===============    ===============    ===============    ===============   ===============

                                                    Accumulated
                                                       Other                                  Total
                                  Accumulated      Comprehensive       Comprehensive      Stockholders'
                                   Deficit         Income (Loss)       Income (Loss)     Equity (Deficit)
                                ---------------    ---------------    ---------------    ---------------
Balance, January 3, 1998        $      (116,061)   $          (494)                      $       (48,379)
  Net loss                              (41,978)                       $      (41,978)           (41,978)
  Preferred stock dividend                 (385)                                                    (385)
  Other comprehensive
    income - foreign currency
     translation adjustments                                  (697)              (697)              (697)
                                ---------------    ---------------    ---------------    ---------------
Balance, January 2, 1999               (158,424)            (1,191)   $       (42,675)           (91,439)
                                                                      ===============
  Net loss                               (7,262)                               (7,262)            (7,262)
  Preferred stock dividend                  (96)                                                     (96)
  Other comprehensive
    income - foreign currency
     translation adjustments                                   154                154                154
                                ---------------    ---------------    ---------------    ---------------
Balance, March 31, 1999         $      (165,782)   $        (1,037)   $        (7,108)   $       (98,643)
                                ===============    ===============    ===============    ===============



The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
       For the Three Month Periods Ended March 31, 1999 and April 4, 1998
                           (In thousands of dollars)
                                   (Unaudited)

                                                                            Three Months       Three Months
                                                                               Ended              Ended
                                                                              March 31,          April 4,
                                                                                1999               1998
                                                                            ------------       ------------
Cash flows from operating activities
     Net loss                                                               $     (7,262)      $     (9,930)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                              1,247              1,427
        Amortization of original issue discount                                      348                325
        Amortization of deferred financing cost                                      671                529
        Increase in accounts receivable                                           (1,845)           (11,977)
        Increase in inventory                                                     (8,373)            (3,702)
        Increase in other current assets                                            (866)              (185)
        Decrease in accounts payable                                              (3,067)            (1,653)
        Increase in due to affiliates, net                                        22,808                218
        Increase in other current liabilities                                        571                551
        Other                                                                        (40)                (9)
                                                                            ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                4,192            (24,406)
                                                                            ------------       ------------

Cash flows from investing activities
         Capital expenditures                                                     (2,254)            (3,295)
                                                                            ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES                                             (2,254)            (3,295)
                                                                            ------------       ------------

Cash flows from financing activities
          Net receipts (payments) under revolving credit agreement                (1,128)            28,350
          Repayments of debt                                                      (1,387)              (414)
          Preferred stock dividends                                                  (96)               (96)
                                                                            ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         (2,611)            27,840
                                                                            ------------       ------------

Effect of exchange rate changes on cash                                              (33)                30


NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (706)               169

Cash and cash equivalents-beginning of  period                                     2,188              3,391
                                                                            ------------       ------------

Cash and cash equivalents-end of period                                     $      1,482       $      3,560
                                                                            ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                                    $      2,601       $      7,790
                                                                            ============       ============

  Cash paid for income taxes, net                                           $         17       $       --
                                                                            ============       ============


The accompanying notes are an integral part of these statements.

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands of dollars, except share information)


1.    NATURE OF OPERATIONS AND CONCENTRATION OF RISK

Bar Technologies Inc. a Delaware corporation ("Bar Tech" or, the "Company"), produces and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot rolled and cold finished carbon and alloy steel bars used primarily in critical applications in the automotive and industrial equipment industries.

The Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates ("Blackstone") and Veritas Capital Management, L.L.C. ("Veritas"), serving as general partners for limited partnerships, acquired Republic Engineered Steels, Inc. ("Republic") in September 1998. Blackstone and Veritas intend to combine the Company and Republic (the "Combination") during 1999, subject to refinancing a significant portion of the combined companies' debt.

Subsequent to the acquisition of Republic, the Company and Republic share common management and have begun to perform certain sales, marketing and administrative functions on a combined basis. This includes marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved. The Company also participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of both companies and bills the Company for its respective purchases, plus an administrative fee.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed to formalize prior efforts of the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and will fill purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order, and allocating such purchase orders to the Company or Republic and receiving a sales commission designed to cover the marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV.

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. Also, in the event of a substantial delay in integrating the operations of the Company and Republic including implementation of the Combination, or the occurrence of any substantial unanticipated costs related thereto, could have a material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow additional funds under its Revolving Credit Agreement or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

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

The Company operates in two reportable segments: hot-rolled and cold-finished. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users.

2.    BASIS OF PRESENTATION

The consolidated financial statements and other financial information included herein have been prepared by Bar Technologies Inc. ("Bar Tech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 2, 1999, included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

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

The consolidated financial statements include the accounts of Bar Technologies Inc. and its wholly owned subsidiary, Bliss & Laughlin Industries Inc. ("BLI"). All significant intercompany accounts and transactions have been eliminated.

3.    FISCAL YEAR CHANGE

Effective with its reporting for fiscal 1999, the Company changed its fiscal year from a 4/4/5 week fiscal quarter basis ending the Saturday closest to December 31 to a calendar quarter basis with the fiscal year ending on December
31. Accordingly, under the new fiscal year calendar, the Company's quarters will each be comprised of three calendar months ending March 31, June 30, September 30 and December 31. Previously, each of the Company's quarters were comprised of thirteen weeks.

4.     NET LOSS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents (i.e., warrants and stock options) were exercised and then shared in the earnings of the Company. For the three month periods ended March 31, 1999 and April 4, 1998, the reported basic and diluted earnings per share were the same; however, securities totaling 91,609 and 137,416, respectively, were excluded from the diluted earnings per share calculations due to their antidilutive effect. The weighted average number of common shares used in the calculation of net loss per common share was 1,278,152 for both three month periods ended March 31, 1999 and April 4, 1998.

5.    INVENTORIES

The components of inventory were as follows:

                                                                               (in thousands)
                                                              March 31, 1999                    January 2, 1999
                                                         -------------------------          -------------------------
Raw materials                                            $            15,430                $            13,965
Work-in-process                                                       19,931                             21,812
Finished goods                                                        47,805                             38,391
                                                         -------------------------          -------------------------
Total                                                    $            83,166                $            74,168
                                                         =========================          =========================


6.    OTHER ASSETS

Other assets consisted of the following:

                                                                               (in thousands)
                                                              March 31, 1999                    January 2, 1999
                                                         -------------------------          -------------------------
Deferred financing costs, net of accumulated
  amortization of $7,841 and $7,170                      $               5,886              $             6,557
Deferred income taxes                                                    1,214                            1,214
Other                                                                    4,116                            3,992
                                                         -------------------------          -------------------------
Total                                                    $              11,216              $            11,763
                                                         =========================          =========================


7.    DEBT

Interest on the Company's Senior Notes is at 13-1/2% per annum and is payable semi-annually on each April 1 and October 1, to the holders of record of Senior Notes at the close of business on March 15 and September 15 immediately preceding such interest payment date.

The Senior Notes are callable at the following redemption prices:

                     Month/Year                                  Percentage
                     ----------                                  ----------
                     April 1999                                   106.750%
                     April 2000                                   103.375%

The Senior Notes are fully and unconditionally guaranteed (the "Guarantee") on a senior basis, jointly and severally, by the Company's wholly-owned subsidiary, BLI and its wholly-owned subsidiary, CDSC. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

The following is the condensed information of the subsidiary guarantors on a combined basis. The separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they would be material to investors. The following information is as of and for the periods described below:

                                                                (in thousands)
AT THE PERIOD ENDED:                               March 31, 1999             January 2, 1999
                                               -----------------------      --------------------
Current assets                                 $            48,716          $           48,465
Noncurrent assets                                           37,497                      37,745
Current liabilities                                         33,423                      33,152
Noncurrent liabilities                                      14,103                      13,979

                                                 Three Months Ended         Three Months Ended
                                                     March 31,                    April 4,
FOR THE THREE MONTH PERIOD ENDED:                       1999                       1998
                                               -----------------------      --------------------
Net sales                                      $           32,981           $          47,724
Gross profit                                                2,191                       5,445
Operating income (loss)                                       (38)                      2,219
Net income (loss)                                            (547)                      1,605

The Company has a revolving credit agreement (the "Revolving Credit Agreement") with a group of banks with The Chase Manhattan Bank as agent. The Revolving Credit Agreement provides the Company with an aggregate principal amount of up to $90.0 million, of which $5.4 million is in the form of letters of credit. The Revolving Credit Agreement matures April 2, 2000 and is secured by certain assets and stock of the Company.

The Revolving Credit Agreement was subsequently amended (the "Amended Agreement"). The Amended Agreement provided for the addition of a new revolving Sub-Facility ("Sub-Facility") and amended certain portions of the original Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement provides the Company with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the Revolving Credit Agreement. The Sub-Facility component of the Amended Agreement expires on September 1, 1999. The maturity date of the Amended Agreement remains April 2, 2000.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $77.9 million at March 31, 1999 and $79.0 million at January 2, 1999, respectively. Amounts available under the Amended Agreement and Sub-Facility at March 31, 1999 based on the applicable borrowing base under its Amended Agreement were $0.2 million. Weighted-average interest rates on borrowings under the Amended Agreement and the Sub-Facility were 8.55% and 11.25%, respectively at March 31, 1999 and 8.79% and 11.50%, respectively, at January 2, 1999.

The Amended Agreement contains a number of covenants that, among other things, requires the Company to maintain a minimum consolidated interest coverage ratio. As of March 31, 1999, the Company did not comply with the consolidated interest coverage ratio covenant. The Company has received a waiver from its lenders for this noncompliance.

8.   SEGMENT INFORMATION

The Company operates in two reportable segments: hot-rolled and cold-finished. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization ("EBITDA").

Hot-rolled accounts for intersegment sales at current market prices as if the transaction had taken place with a third party.

                                                         For the Three Months  Ended March 31, 1999
                                                                        (in thousands)
                                   ---------------------------------------------------------------------------------------
                                                                                             Inter
                                                          Cold-             Total           Segment
                                     Hot-Rolled          Finished         Segments        Eliminations       Consolidated
                                   ------------       ------------      ------------      ------------       ------------
Net sales                          $     35,828       $     32,981      $     68,809      $     (9,032)      $     59,777
Depreciation and amortization               689                558             1,247             --                 1,247
Segment profit (EBITDA)                    (316)               439               123             --                   123
Segment assets                          165,716             86,213           251,929           (14,226)           237,703
Capital expenditures                      2,075                179             2,254             --                 2,254

                                                         For the Three Months Ended April 4, 1998
                                                                        (in thousands)
                                   ---------------------------------------------------------------------------------------
                                                                                              Inter
                                                          Cold-             Total            Segment
                                      Hot-Rolled         Finished         Segments         Eliminations       Consolidated
                                   ------------       ------------      ------------      ------------       ------------
Net sales                          $     48,318       $     47,724      $     96,042       $    (14,399)      $     81,643
Depreciation and amortization               786                641             1,427              --                 1,427
Segment profit (EBITDA)                  (5,026)             2,861            (2,165)             --                (2,165)
Segment assets                          152,714             97,949           250,663            (27,496)           223,167
Capital expenditures                      2,831                464             3,295              --                 3,295


9.    RELATED PARTY TRANSACTIONS

Affiliates of Blackstone and Veritas provide certain management and financial monitoring services to the Company pursuant to an agreement between the respective parties for which the Company pays an annual advisory fee of $0.9 million plus reimbursement of certain out-of-pocket expenses.

At January 1, 1999, certain salaried employees of the Company became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. The Company's allocation of these net costs, which was based on approximate share of combined trade volumes, was $1.7 million for the three month period ended March 31, 1999 and is included in selling, general and administrative expense.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of both companies and bills the Company for its respective purchases plus an administrative fee. During the three month period ended March 31, 1999, the Company purchased approximately $24.4 million of materials from Republic. A similar arrangement is in place with regard to insurance. Republic purchased insurance coverage for the combined company for which the costs are borne ratably by the Company and Republic based on their respective share of coverage. The Company purchased $1.8 million of billet and bar products at market prices from Republic during the three month period ended March 31, 1999.


As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed to formalize prior efforts of the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and fills purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order. The Marketing JV allocates such purchase orders to the Company or Republic and receives a sales commission designed to cover the marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV.

The following information is the result of the Company's transactions with its affiliates as described above. The following information is as of and for the periods described below:


                                                                       (in thousands)
As of:                                                    March 31, 1999       January 2, 1999
                                                          ---------------      ---------------
Amounts due from affiliates:
  Republic Engineered Steels, Inc.                        $         1,524      $         1,935
  Republic Technologies International Marketing, LLC                4,031                --
                                                          ---------------      ---------------
                                                          $         5,555      $         1,935
                                                          ===============      ===============
Amounts due to affiliates:
  Republic Engineered Steels, Inc.                        $        41,689      $        15,526
  Blackstone Capital Partners II                                    1,094                  875
  Republic Technologies International Marketing, LLC                   46                --
                                                          ---------------      ---------------
                                                          $        42,829      $        16,401
                                                          ===============      ===============
Amounts due to affiliates, long-term:
  Republic Engineered Steels, Inc.                        $           531      $           531
                                                          ---------------      ---------------
                                                          $           531      $           531
                                                          ===============      ===============

FOR THE THREE MONTH PERIOD ENDED:                         March 31, 1999        April 4, 1998
                                                          ---------------      ---------------
Net sales to affiliates:
  Republic Engineered Steels, Inc.                        $         8,713      $         --
  Republic Technologies International Marketing, LLC                4,147                --
                                                          ---------------      ---------------
                                                          $        12,860      $         --
                                                          ===============      ===============


10.   SUBSEQUENT EVENT

In April 1999, the Company's principal owners, Blackstone and Veritas entered into a letter of intent with U.S. Steel Group of USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe") concerning the combination of USS/Kobe Steel Company's steelmaking and bar producing assets with those of the Company and Republic. USX and Kobe would jointly own 30% of the combined operations. The combination is subject to numerous conditions including approval by the board of directors of USX and Kobe, negotiation and execution of definitive agreements, receipt of necessary government approvals, including antitrust, negotiation of a new labor agreement with the United Steel Workers of America and the refinancing of a significant portion of the combined companies' debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW
See Note 1 to the Consolidated Financial Statements for a description of the Company's operations and a discussion of its relationship with Republic and the Marketing JV.

In April 1999, Blackstone and Veritas entered into a letter of intent with U.S. Steel Group of USX Corporation ("USX") and Kobe Steel, Ltd. ("Kobe") concerning the combination of USS/Kobe Steel Company's steelmaking and bar producing assets ("USS/Kobe") with those of the Company and Republic. Blackstone and Veritas intend to combine the steelmaking and bar producing assets of BarTech, Republic and USS/Kobe during 1999, subject to refinancing a significant portion of the combined companies' debt.

The Company's strategy is to expand its role as a critical supplier to automotive and original equipment manufacturers and their first tier suppliers. To successfully penetrate these markets, producers must meet pre-qualification requirements for certain potential customers. Certain customers in the higher quality bar segments require their suppliers to be certified to third party quality systems such as QS-9000 and ISO 9000 before commencing new supplier trials. The Company obtained QS-9000 certification for its Lackawanna hot rolled steelmaking operations in August 1998 and is in the process of obtaining such certification for its Johnstown hot rolled facility with completion scheduled for third quarter 1999. The Company's Hamilton, Ontario and Harvey, Illinois cold finishing plants also received QS-9000 certification in 1998. Certification of the Company's facility in Cartersville, Georgia has begun with expected completion in the first quarter 2000. As a result of these qualifications, the Company has accelerated the shift of its product mix from lower to higher margins and product grades.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 4, 1998 Net sales for the three months ended March 31, 1999 totaled $59.8 million on shipments of approximately 120,000 net tons compared with net sales of $81.6 million for the three months ended April 4, 1998 on shipments of approximately 161,000 tons. Net sales for the three months ended March 31, 1999 were comprised of $26.8 million for hot-rolled and $33.0 million for cold-finished, compared with hot-rolled net sales of $33.9 million and cold-finished net sales of $47.7 million for the three months ended April 4, 1998. The $21.8 million decrease in net sales is primarily the result of a 25.3% decrease in shipping volumes reflecting the general weakening in demand within the domestic steel industry. Additionally, there was a 2.5% decrease in average selling prices per ton on cold-finished products as a reaction to competition and as a result of product mix.

Cost of sales totaled $56.8 million, or 95.0% of net sales, for the three months ended March 31, 1999 compared with cost of sales of $78.8 million, or 96.6% of net sales, for the similar period ended April 4, 1998. Cost of sales for the three months ended March 31, 1999 consisted of $26.0 million on hot-rolled products and $30.8 million on cold-finished products compared with $36.5 million on hot-rolled products and $42.3 million on cold-finished products for the three months ended April 4, 1998. The improvement in cost of sales as a percentage of sales was primarily generated by a decrease in material and manufacturing costs on a cost per ton basis for the Company's hot-rolled products.

Selling, general and administrative expenses were $2.9 million, or 4.8% of net sales, for the three months ended March 31, 1999 compared with $5.1 million, or 6.3% of net sales, for the three months ended April 4, 1998. The decrease in selling, general and administrative expenses is attributable to a credit for real estate taxes related to the Company's Lackawanna facility and certain cost sharing arrangements effective the fourth quarter of fiscal 1998 between the Company and Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses of the combined company including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. These costs are allocated according to each company's approximate share of combined trade volumes. Also a contributing factor to the decrease in selling, general and administrative expense as a percentage of net sales are the results of the consolidation plan between the Company and Republic initiating certain cost reductions prior to the planned Combination. Cost reductions realized in the three months ended March 31, 1999 included head count reductions in the selling, general and administrative areas.

Interest expense, net was $6.0 million for the three months ended March 31, 1999 compared with $6.2 million for the similar period ended April 4, 1998. The slight decrease in interest expense, net was attributable to a decrease in the average amount outstanding under the revolving credit agreement while average debt levels on amounts borrowed under long-term arrangements remained relatively constant during the comparable periods.

The provision for income taxes for the three month periods ended March 31, 1999 and April 4, 1998 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. As a result, the Company reported a net loss of $7.3 million for the three months ended March 31, 1999 compared with a net loss of $9.9 million for the three months ended April 4, 1998.

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

The Company's primary capital resources have consisted of long-term debt and borrowings under a revolving credit agreement. The long-term debt financing arrangements consist principally of Senior Secured Notes and economic development financing. The Company has obtained deferrals of principal and interest payments on certain economic development financing through fiscal 1999.

The Company has a revolving credit agreement that provides for an aggregate principal amount of up to $90.0 million, including letters of credit, through April 2, 2000. A sub-facility component of the revolving credit agreement provides the Company with up to $15.0 million of additional borrowing capacity through September 1, 1999 based on a higher receivable and inventory advance rate. Amounts available under the revolving credit agreement and sub-facility vary based upon the Company's borrowing base, as defined under the agreements. As of March 31, 1999, amounts available for additional borrowings under the revolving credit agreement and sub-facility were $0.2 million. Amounts outstanding under the Company's revolving credit agreement, including amounts outstanding under its sub-facility, were $77.9 million and $79.0 million at March 31, 1999 and January 2, 1999, respectively. As of March 31, 1999, the Company did not comply with the consolidated interest ratio coverage covenant for its revolving credit agreement. The Company has received a waiver from its lenders for this noncompliance.

Weighted average interest rates on borrowings under the revolving credit agreement were 8.55% and 8.79% at March 31, 1999 and January 2, 1999, respectively. Weighted average interest rates on amounts outstanding under the Company's sub-facility were 11.25% and 11.5% at March 31, 1999 and January 2, 1999, respectively.

Capital expenditures were $2.3 million in the three months ended March 31, 1999 compared with $3.3 million in the similar period of the prior year. Capital expenditures are funded by cash provided by operations and borrowings under the Company's revolving credit agreement. Expenditures for the three months ended March 31, 1999 were for capital improvement projects directed at expanding the Company's product offering.

There are no restrictions on the ability of BLI to transfer funds to the Company.

Pending the completion of the Combination of the Company and Republic, the companies are combining their sales efforts and commencing marketing their respective steel products jointly under the combined brand name "Republic Technologies International". As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed to formalize prior efforts of the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and fills purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order. The Marketing JV allocates such purchase orders to the Company or Republic and receives a sales commission designed to cover the Marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of the combined company and bills the Company for their respective share plus an administrative fee. A similar arrangement is in place with regards to insurance. Republic purchases insurance coverage for the combined companies for which the costs are borne ratably by the Company and Republic based on their respective share.

At January 1, 1999, certain salaried employees of the Company became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. The Company's allocation of these net costs are based on approximate share of combined trade volumes.

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. Also, in the event of a substantial delay in integrating the operations of the Company and Republic including implementation of the Combination, or the occurrence of any substantial unanticipated costs related thereto, could have a material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow additional funds under its Revolving Credit Agreement or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

The Company and Republic presently perform the above mentioned functions on a combined basis and intend to further integrate operations in 1999 through the Marketing JV. As a consequence, management believes that capital resources and liquidity of the Company and Republic can and will be managed on a combined basis prior to consummation of the Combination. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the Company and Republic. Based on these plans, even if the Combination is not consummated during 1999, management believes that the aggregate of cash flows from combined operations, available funds under existing credit agreements and funds expected to be available to refinance certain acquisition-related debt of Republic, will be sufficient in 1999 to enable both the Company and Republic to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

Cash provided by operating activities was $4.2 million for the three months ended March 31, 1999 compared with net cash used by operations of $24.4 million for the similar period ended April 4, 1998. The increase in net cash provided by operations was primarily attributable to the growth in amounts due to affiliates and a lower increase in accounts receivable in the first quarter of 1999 compared to 1998.

In March 1999, the Company announced plans to close BLI's cold-finishing plants in Medina, Ohio and Batavia, Illinois by July 1999. The planned closures resulted from the overall strategic plan of the Company and Republic to utilize both companies' plants in key market areas to best service the combined customer base. The closure of these plants is not expected to have a material effect on the Company's future results of operations or cash flows. The Company believes there will be no material impairments of the carrying values of the related assets. These plant closures will affect less than ninety employees and the related severance costs are not material to the Company's consolidated financial statements.

Dividends paid to holders of the Company's preferred stock were approximately $96 thousand in both three month periods ended March 31, 1999 and April 4, 1998.

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

The Company and Republic have developed integrated plans to address issues related to the impact of Year 2000 in both companies in four major areas: infrastructure, business applications, plant applications and suppliers.

The infrastructure portion of the program addresses wide and local area networks, servers, personal computing, telecommunications systems and software, fax and facility security systems. Each location's equipment has been inventoried and assessed for Year 2000 problems. Some facilities have completed the remediation process through replacement or upgrade, and have been tested. As of March 31, 1999, this portion of the program is approximately 75% complete. The remaining facilities are scheduled to be completed by September 1999.

The business application portion of the program addresses applications and system software that run on the larger mainframe and mid-range computers. These systems are being upgraded and/or replaced with new applications to provide Year 2000 readiness. As of March 31, 1999, approximately 50% of this program area has been completed, with four facilities converted or upgraded and the remaining facilities scheduled to be completed by September 1999.

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

The cost of the Year 2000 project is estimated at $1.6 to $2.0 million and is being funded through operating cash flows. The Company has to date incurred approximately $1 million of costs and expects to incur the remaining amounts through year 2000. The cost of replacement hardware and software will be capitalized as appropriate according to the Company's capital policies and amortized over the applicable useful lives.

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

The Company currently believes that the most reasonably likely worst case scenario for its operations with respect to the Year 2000 issue would be the inability to sustain its current level of shipments, inability to bill or invoice and a decrease in operational efficiency as a result of the increase in manual processing efforts. This could result in potential lost sales and profits. The Company is continuing to develop its contingency plans to address these potential disruptions to its business.

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

     Any substantial delay in the proposed combination of the Company, Republic and USS/Kobe or in the event of a combination that the combined company is unable to achieve the objectives of rationalizing and modernizing production facilities;

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



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company's consolidated financial position, results of operations or cash flows.


ITEM 2.  CHANGES IN SECURITIES
--------------------------
         None.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.) Exhibits

         (10.52) Agreement between the Company and Republic Engineered Steels, Inc. in connection with the formation of Republic Technologies International Marketing, LLC, dated March 1, 1999 and filed herewith.

         (27)     Financial Data Schedule



         b.) Reports on Form 8-K

             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BAR TECHNOLOGIES INC.





Date:  May 14, 1999                     By:  /s/ Thomas N. Tyrrell
                                        --------------------------
                                        Thomas N. Tyrrell
                                        Chief Executive Officer



Date:  May 14, 1999                     By:  /s/ Brenda K. Brown
                                        ------------------------
                                        Brenda K. Brown
                                        Vice President of Finance and Controller