Form 10-Q
period 1999-06-30
BAR TECHNOLOGIES INC
filed 1999-08-16
CIK 1013335

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the three month period ended June 30, 1999 Commission File Number: 333-04254
                                                                       ---------



                              BAR TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




            DELAWARE                                        13-3753384
-------------------------------------------      -------------------------------
 (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)



            3770 EMBASSY PARKWAY
             AKRON, OHIO  44333                          (330) 670-3000
-------------------------------------------      -------------------------------
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




Number of shares outstanding of common stock as of June 30, 1999:



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

Item 1.       Financial Statements

              Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 1999 and July 4, 1998.............................................3

              Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
              January 2, 1999........................................................................4-5

              Consolidated Statements of Stockholders' Equity (Deficit) for the year ended January 2,
              1999 and the six month period ended June 30, 1999 (Unaudited)............................6

              Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 1999 and July 4, 1998.............................................7

              Notes to Consolidated Financial Statements............................................8-14

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................14-19



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings.......................................................................20

Item 2.       Changes in Securities...................................................................20

Item 3.       Defaults Upon Senior Securities.........................................................20

Item 4.       Submission of Matters to a Vote of Security Holders.....................................20

Item 5.       Other Information.......................................................................20

Item 6.       Exhibits and Reports on Form 8-K........................................................20

              Signatures..............................................................................21

                     Bar Technologies Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    For the Three and Six Month Periods Ended
                         June 30, 1999 and July 4, 1998
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                 ---------------------------         ---------------------------
                                                 June 30,           July 4,          June 30,           July 4,
                                                   1999              1998              1999               1998
                                                 ---------         ---------         ---------         ---------
Net sales                                        $  76,592         $  79,946         $ 136,369         $ 161,589

Cost of sales                                       75,009            72,000           131,778           150,986

Depreciation and amortization                        1,683             1,491             2,930             2,918

Selling, general and administrative
  expenses                                           3,484             5,020             6,407             9,920
                                                 ---------         ---------         ---------         ---------

   Income (loss) from operations                    (3,584)            1,435            (4,746)           (2,235)

Interest expense, net                                6,590             7,013            12,635            13,187

Other expense (income)                                 492              (191)              454              (268)
                                                 ---------         ---------         ---------         ---------

   Loss before provision for income taxes          (10,666)           (5,387)          (17,835)          (15,154)

Provision (benefit) for income taxes                   283              (104)              376                59
                                                 ---------         ---------         ---------         ---------

   Net loss                                        (10,949)           (5,283)          (18,211)          (15,213)

Preferred  stock dividends                              96                96               192               192
                                                 ---------         ---------         ---------         ---------

Net loss applicable to common shares             $ (11,045)        $  (5,379)        $ (18,403)        $ (15,405)
                                                 =========         =========         =========         =========

Net loss per share - basic and diluted           $   (8.64)        $   (4.21)        $  (14.40)        $  (12.05)
                                                 =========         =========         =========         =========




The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     As of June 30, 1999 and January 2, 1999
                            (In thousands of dollars)


                                                                  June 30, 1999    January 2, 1999
                                                                  -------------    ---------------
ASSETS                                                             (Unaudited)

Current assets:
    Cash and cash equivalents                                       $   2,883         $   2,188
    Accounts receivable, less allowances of $1,111 and
          $1,104, respectively                                         29,163            26,152
    Amounts due from affiliates                                        12,863             1,935
    Inventories                                                        73,048            74,168
    Other current assets                                                3,024             2,676
                                                                    ---------         ---------

       Total current assets                                           120,981           107,119

Property, plant and equipment:
    Land and improvements                                               2,629             2,580
    Buildings and improvements                                         20,042            19,944
    Machinery and equipment                                            78,702            72,162
    Construction in-progress                                            6,659             8,396
                                                                    ---------         ---------

       Total property, plant and equipment                            108,032           103,082

    Accumulated depreciation                                          (15,812)          (12,983)
                                                                    ---------         ---------

       Net property, plant and equipment                               92,220            90,099

    Goodwill, net of accumulated amortization of $1,053 and
         $891, respectively                                            11,807            11,969

    Restricted debt service fund                                        1,551             1,551

    Other assets                                                       10,834            11,763
                                                                    ---------         ---------


       Total assets                                                 $ 237,393         $ 222,501
                                                                    =========         =========




The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     As of June 30, 1999 and January 2, 1999
                (In thousands of dollars, except per share data)

                                                              June 30, 1999    January 2, 1999
                                                              -------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 (Unaudited)
  Current liabilities:
     Accounts payable                                           $  42,818         $  44,791
     Amounts due to affiliates                                     63,121            16,401
     Accrued interest                                               4,474             4,885
     Other accrued liabilities                                     16,008            19,687
     Current maturities of long-term debt                           3,614             3,805
     Revolving credit facility                                     69,372            79,000
                                                                ---------         ---------
       Total current liabilities                                  199,407           168,569

  Long-term debt                                                  128,229           128,962
  Deferred income taxes                                             5,031             5,001
  Amounts due to affiliates, long-term                                221               531
  Other long-term liabilities                                       8,392             5,377
                                                                ---------         ---------
       Total liabilities                                          341,280           308,440

  Redeemable stock:
     Series A preferred stock $0.001 par value
          Authorized 1,100 shares
          Issued and outstanding, 1,100 shares                      5,500             5,500

Commitments and contingencies

  Stockholders' equity (deficit):
     Series B preferred stock $0.001 par value
          Authorized, issued and outstanding, 1 share                  --                --
     Class A common stock, $0.001 par value
          Authorized, 1,000,000 shares
          Issued and outstanding, 204,458 shares                       --                --
     Class B common stock, $0.001 par value
          Authorized, 600,000 shares
          Issued and outstanding, 536,829 shares                        1                 1
     Class C common stock, non-voting, $0.001 par value,
          Authorized, 600,000 shares
          Issued and outstanding, 536,865 shares                        1                 1
     Additional paid-in capital                                    63,055            63,055
     Warrants outstanding                                           5,119             5,119
     Accumulated deficit                                         (176,827)         (158,424)
     Accumulated other comprehensive loss                            (736)           (1,191)
                                                                ---------         ---------
  Total stockholders' equity (deficit)                           (109,387)          (91,439)
                                                                ---------         ---------

Total liabilities and stockholders' equity (deficit)            $ 237,393         $ 222,501
                                                                =========         =========




The accompanying notes are an integral part of these statements.



                                                  Bar Technologies Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity (Deficit)
                          For the Year Ended January 2, 1999 and Six Month Period Ended June 30, 1999 (Unaudited)
                                                         (In thousands of dollars)




                                                                                                     Additional
                                               Class A             Class B          Class C           Paid-in         Warrants
                                            Common Stock         Common Stock     Common Stock        Capital        Outstanding
                                          ---------------       --------------  ---------------    --------------   ------------
Balance, January 3, 1998                  $           -          $          1   $           1          $ 63,055        $ 5,119
  Net loss
  Preferred stock dividend
  Other comprehensive
    income - foreign currency
     translation adjustments
                                          ---------------       --------------  ---------------    --------------   ------------
Balance, January 2, 1999                              -                     1               1            63,055          5,119

  Net loss
  Preferred stock dividend
  Other comprehensive
    income - foreign currency
     translation adjustments
                                          ---------------       --------------  ---------------    --------------   ------------
Balance, June 30, 1999                    $           -          $          1   $           1          $ 63,055        $ 5,119
                                          ===============       ==============  ===============    ==============   ============


                                                              Accumulated
                                                                Other                                     Total
                                              Accumulated     Comprehensive       Comprehensive       Stockholders'
                                                Deficit       Income (Loss)       Income (Loss)      Equity (Deficit)
                                            -------------   -----------------   -----------------   ----------------
Balance, January 3, 1998                    $    (116,061)     $      (494)                            $   (48,379)
  Net loss                                        (41,978)                         $   (41,978)            (41,978)
  Preferred stock dividend                           (385)                                                    (385)
  Other comprehensive
    income - foreign currency
     translation adjustments                                          (697)               (697)               (697)
                                            --------------  -----------------   -----------------   ----------------
Balance, January 2, 1999                         (158,424)          (1,191)        $   (42,675)            (91,439)
                                                                                =================
  Net loss                                        (18,211)                         $   (18,211)            (18,211)
  Preferred stock dividend                           (192)                                                    (192)
  Other comprehensive
    income - foreign currency
     translation adjustments                                           455                 455                 455
                                            --------------  -----------------   -----------------   ----------------
Balance, June 30, 1999                       $   (176,827)     $      (736)        $   (17,756)        $  (109,387)
                                            ==============  =================   =================   ================




The accompanying notes are an integral part of these statements.

                     Bar Technologies Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
         For the Six Month Periods Ended June 30, 1999 and July 4, 1998
                            (In thousands of dollars)

                                                                         Six Months        Six Months
                                                                           Ended              Ended
                                                                          June 30,           July 4,
                                                                           1999               1998
                                                                       ---------------   -------------
                                                                         (Unaudited)      (Unaudited)
Cash flows from operating activities
     Net loss                                                             $(18,211)        $(15,213)
     Adjustments to reconcile net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                        2,930            2,918
        Amortization of original issue discount                                772              673
        Amortization of deferred financing cost                              1,343            1,224
        Increase in accounts receivable                                     (4,590)          (8,066)
        (Increase) decrease in inventory                                     1,442           (2,617)
        Increase in other current assets                                      (375)            (471)
        Increase (decrease) in accounts payable                             (1,037)           1,908
        Increase in due to affiliates, net                                  35,482              ---
        Increase (decrease) in other current liabilities                    (3,856)           5,916
        Other                                                                3,112             (220)
                                                                          --------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         17,012          (13,948)
                                                                          --------         --------

Cash flows from investing activities
         Capital expenditures                                               (4,689)          (8,585)
                                                                          --------         --------
NET CASH USED BY INVESTING ACTIVITIES                                       (4,689)          (8,585)
                                                                          --------         --------

Cash flows from financing activities
          Net receipts (payments) under revolving credit agreement          (9,628)          25,350
          Repayments of debt                                                (1,696)          (1,022)
          Preferred stock dividends                                           (192)            (192)
                                                                          --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (11,516)          24,136
                                                                          --------         --------

Effect of exchange rate changes on cash                                       (112)            (276)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      695            1,327

Cash and cash equivalents-beginning of  period                               2,188            3,391
                                                                          --------         --------

Cash and cash equivalents-end of period                                   $  2,883         $  4,718
                                                                          ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                                  $ 11,140         $  9,086
                                                                          ========         ========

  Cash paid for income taxes, net                                         $    156         $    165
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

                     BAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands of dollars, except share information)


1.    NATURE OF OPERATIONS AND CONCENTRATION OF RISK

Bar Technologies Inc. a Delaware corporation ("Bar Tech" or, the "Company"), manufactures and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot rolled and cold finished carbon and alloy steel bars used primarily in critical applications in the automotive and industrial equipment industries.

The Company's principal owners, Blackstone Capital Partners II Merchant Banking Fund L. P. and its affiliates (together, "Blackstone") and Veritas Capital Management, L.L.C. ("Veritas"), serving as general partners for limited partnerships, acquired Republic Engineered Steels, Inc. ("Republic") in September 1998 with the intent to combine the Company and Republic. In March 1999, Blackstone and Veritas announced their intention to combine the steelmaking and bar producing assets of the USS/Kobe Steel Company ("USS/Kobe") with those of Bar Tech and Republic (the "Combination"). The Combination was completed August 13, 1999.

During fiscal 1999, the Company and Republic have shared common management and continue to perform certain sales, marketing and administrative functions on a combined basis. These functions include marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved. The Company also participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of both companies and bills the Company for its respective purchases, plus an administrative fee.

As of January 4, 1999, Republic Technologies International Marketing, LLC ("Marketing JV") was formed to formalize the relationship between the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and will fill purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order, and allocating such purchase orders to the Company or Republic and receiving a sales commission designed to cover the Marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV.

On August 13, 1999, management completed the Combination by combining USS/Kobe's steelmaking and bar producing assets with those of the Company and Republic. The combined company was named Republic Technologies International, LLC ("RTI"). Effective with the Combination, the Company and Republic terminated the limited liability company agreement of the Marketing JV. (See Note 10.)

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. A substantial delay in integrating the operations of the Company, Republic and USS/Kobe could have a material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow additional funds under its revolving credit agreement or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

 The Company and Republic presently perform certain functions on a combined basis and intend to further integrate operations with USS/Kobe in 1999 subsequent to the Combination. Following the Combination, the capital resources and liquidity of the Company, Republic and USS/Kobe will be managed on a combined basis. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the companies. Based on these plans, management believes that the aggregate of cash flows from combined operations and available funds under its new and existing credit agreements will be sufficient in 1999 to enable the companies to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

The Company operates in two reportable segments: hot-rolled and cold-finished. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users.

2.    BASIS OF PRESENTATION

The consolidated financial statements and other financial information included herein have been prepared by Bar Technologies Inc. ("Bar Tech") and are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended January 2, 1999, included in the Company's Form 10-K, filed with the SEC.

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

The consolidated financial statements include the accounts of Bar Tech and its wholly owned subsidiary, Bliss & Laughlin Industries Inc. ("BLI"). All significant intercompany accounts and transactions have been eliminated.

Certain previously reported amounts have been reclassified to conform to the current presentation.

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

4.     NET LOSS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents (i.e., warrants and stock options) were exercised and then shared in the earnings of the Company. For the three and six month periods ended June 30, 1999 and July 4, 1998, the reported basic and diluted earnings per share were the same; however, securities totaling 91,609 and 137,416, respectively, were excluded from the diluted earnings per share calculations due to their antidilutive effect. The weighted average number of common shares used in the calculation of net loss per common share was 1,278,152 for both the three and six month periods ended June 30, 1999 and July 4, 1998.

5.    INVENTORIES

The components of inventory were as follows:

                                                                               (in thousands)
                                                              June 30, 1999                     January 2, 1999
                                                         -------------------------          -------------------------
Raw materials                                            $                9,808             $            13,965
Work-in-process                                                          21,796                          21,812
Finished goods                                                           41,444                          38,391
                                                         -------------------------          -------------------------
Total                                                    $               73,048             $            74,168
                                                         =========================          =========================

6.    OTHER ASSETS

Other assets consisted of the following:

                                                                               (in thousands)
                                                              June 30, 1999                     January 2, 1999
                                                         -------------------------          -------------------------
Deferred financing costs, net of accumulated
  amortization of $8,513 and $7,170                      $                 5,214             $            6,557
Deferred income taxes                                                      1,214                          1,214
Other                                                                      4,406                          3,992
                                                         -------------------------          -------------------------
Total                                                    $                10,834             $           11,763
                                                         =========================          =========================


7.    DEBT

The Company's 13 1/2% Senior Notes due April 1, 2001,consisting of $91.6 million in aggregate principal amount at June 30, 1999, (the "Existing Senior Notes") are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Company's wholly-owned subsidiary, BLI and its wholly-owned subsidiary, CDSC. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company.

The following is the condensed information of the subsidiary guarantors on a combined basis. The separate financial statements and other disclosures concerning the subsidiary guarantors are not presented because management does not believe they would be material to investors. The following information is as of and for the periods described below:

                                                                               (in thousands)
                                                                 June 30,                          January 2,
AT THE PERIOD ENDED:                                               1999                               1999
                                                         -------------------------          -------------------------
Current assets                                           $           54,980                 $           48,465
Noncurrent assets                                                    37,531                             37,745
Current liabilities                                                  39,911                             33,152
Noncurrent liabilities                                               14,261                             13,979


                                                                         (in thousands)
                                     Three Months              Three Months           Six Months           Six Months
                                     Ended June 30,            Ended July 4,         Ended June 30,        Ended July 4,
                                         1999                     1998                   1999                 1998
                                  ---------------------     -----------------     -----------------    -------------------
Net sales                         $          34,224         $       41,072         $         67,205     $       88,796
Gross profit                                  2,137                  5,276                    4,328             10,721
Operating income (loss)                        (782)                 2,181                     (820)             4,401
Net income (loss)                              (649)                 1,619                   (1,196)             3,225

As a result of the Combination, the Company initiated a call to purchase any and all of the Existing Senior Notes at a purchase price of 106.75% of their principal amount, plus accrued and unpaid interest (the "Call"). The Call will expire on September 13, 1999.

In connection with the Existing Senior Notes, warrants were issued which entitled the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock. The warrants can be exercised at a price of $0.01 per share of common stock on or after July 1, 1996 and after the occurrence of certain other events. The warrants will become exercisable and are expected to remain outstanding subsequent to the Combination and the warrants will expire on April 1, 2001.

Concurrent with the Combination, RTI issued $425.0 million in aggregate principal amount 13 3/4 % Senior Notes due 2009 (the "New Senior Notes") and entered into a new revolving credit agreement that permits borrowings up to $425.0 million which are secured by certain assets of RTI. The Call will be funded by proceeds from the issuance of the New Senior Notes and a combined equity investment in RTI of $155.0 million by Blackstone, Veritas, FirstEnergy Corp., USX Corporation, Kobe Steel, Ltd. and certain other investors. (See Note 10 for further discussion of the Combination.)

The Company has a revolving credit agreement with a group of banks with The Chase Manhattan Bank as agent which originally provided the Company with borrowings in an aggregate principal amount of up to $90.0 million, of which $5.4 million was in the form of letters of credit. This revolving credit agreement was subsequently amended in September 1997 to provide for the addition of a new revolving sub-facility ("Sub-Facility") and amended certain portions of the original revolving credit agreement. The Sub-Facility component of the amended agreement provided the Company with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the revolving credit agreement.

On May 5, 1999, the Company further amended its revolving credit agreement ("Amended Agreement") in conjunction with the formation of Marketing JV (See
Note 9). The Amended Agreement provides for a reduction in the Company's borrowing capacity at June 30, 1999 to $77.0 million, of which $5.3 million is in the form of letters of credit. In addition, amounts available under the Company's Sub-Facility were reduced to $2.0 million with this Amended Agreement. By July 31, 1999, amounts available under the Amended Agreement were further reduced to $71.5 million and amounts were no longer available under the Company's Sub-Facility. The maturity date of the Amended Agreement remains April 2, 2000 and is secured by certain assets and stock of the Company.

Borrowings under the Amended Agreement bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at the Company's option, either a prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Amended Agreement including the Sub-Facility were $69.4 million at June 30, 1999 and $79.0 million at January 2, 1999, respectively. Based on the applicable borrowing base, the Company's borrowings under its Amended Agreement were $4.9 million in excess of its availability at June 30, 1999. The Company has subsequently repaid their excess borrowings. Weighted-average interest rates on borrowings under the Amended Agreement and the Sub-Facility were 8.56% and 11.25%, respectively at June 30, 1999 and 8.79% and 11.50%, respectively, at January 2, 1999.

The Amended Agreement contains a number of covenants that, among other things, require the Company to maintain a minimum consolidated interest coverage ratio. As of June 30, 1999, the Company did not comply with the consolidated interest coverage ratio covenant. The Company has received a waiver for this noncompliance. Furthermore, total amounts outstanding under the Company's Amended Agreement were repaid from proceeds obtained in the Combination on August 13, 1999.


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

                                                          For the Three Months Ended June 30, 1999
                                                                       (in thousands)
                                      --------------------------------------------------------------------------------------
                                                                                             Inter
                                                         Cold-             Total            Segment
                                       Hot-Rolled       Finished          Segments        Eliminations      Consolidated
                                      -------------   -------------   -------------    ----------------    --------------
Net sales                             $    47,631       $   34,224      $   81,855       $    (5,263)        $   76,592
Depreciation and amortization               1,143              540           1,683               ---              1,683
Segment profit (EBITDA)                    (2,905)             512          (2,393)              ---             (2,393)
Capital expenditures                        2,219              216           2,435               ---              2,435

                                                          For the Three Months Ended July 4, 1998
                                                                       (in thousands)
                                      --------------------------------------------------------------------------------------
                                                                                             Inter
                                                         Cold-             Total            Segment
                                       Hot-Rolled       Finished          Segments        Eliminations      Consolidated
                                      -------------   -------------   -------------    ----------------    --------------
Net sales                             $    53,202       $   41,072      $   94,274       $   (14,328)        $   79,946
Depreciation and amortization                 850              641           1,491               ---              1,491
Segment profit (EBITDA)                       295            2,821           3,116               ---              3,116
Capital expenditures                        4,621              669           5,290               ---              5,290

                                                           For the Six Months Ended June 30, 1999
                                                                       (in thousands)
                                      --------------------------------------------------------------------------------------
                                                                                             Inter
                                                         Cold-             Total            Segment
                                       Hot-Rolled       Finished          Segments        Eliminations      Consolidated
                                      -------------   -------------   -------------    ----------------    --------------
Net sales                             $    83,459       $   67,205      $  150,664       $   (14,295)        $  136,369
Depreciation and amortization               1,832            1,098           2,930               ---              2,930
Segment profit (EBITDA)                    (3,221)             951          (2,270)              ---             (2,270)
Segment assets                            163,802           88,344         252,146           (14,753)           237,393
Capital expenditures                        4,294              395           4,689               ---              4,689

                                                             For the Six Months Ended July 4, 1998
                                                                       (in thousands)
                                      --------------------------------------------------------------------------------------
                                                                                             Inter
                                                         Cold-             Total            Segment
                                       Hot-Rolled       Finished          Segments        Eliminations      Consolidated
                                      -------------   -------------   -------------    ----------------    --------------
Net sales                             $   101,520       $   88,796      $  190,316       $   (28,727)        $  161,589
Depreciation and amortization               1,636            1,282           2,918               ---              2,918
Segment profit (EBITDA)                    (4,731)           5,682             951               ---                951
Segment assets                            151,799           95,572         247,371           (24,472)           222,899
Capital expenditures                        7,452            1,133           8,585               ---              8,585

9.    RELATED PARTY TRANSACTIONS

Affiliates of Blackstone and Veritas provide certain management and financial monitoring services to the Company pursuant to an agreement between the respective parties for which the Company pays an annual advisory fee of $0.9 million plus reimbursement of certain out-of-pocket expenses.

At January 1, 1999, certain salaried employees of the Company became employees of Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. The Company's allocation of these net costs, which was based on approximate share of combined trade volumes, was $2.0 and $3.7 million for the three and six month periods ended June 30, 1999, respectively, and is included in selling, general and administrative expense.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of both companies and bills the Company for its respective purchases plus an administrative fee. During the three and six month periods ended June 30, 1999, the Company purchased approximately $18.9 and $43.3 million, respectively, of materials from Republic. A similar arrangement is in place with regard to insurance. Republic purchased insurance coverage for the combined company for which the costs are borne ratably by the Company and Republic based on their respective share of coverage. The Company purchased $8.0 and $9.8 million of billet and bar products, at market prices, from Republic during the three and six month periods ended June 30, 1999, respectively.

As of January 4, 1999, Marketing JV was formed to formalize prior efforts of the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and fills purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order. The Marketing JV allocates such purchase orders to the Company or Republic and receives sales commission designed to cover the Marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV. Effective with the Combination, the Company and Republic terminated the Marketing JV (see Note 10).

The following information is the result of the Company's transactions with its affiliates as described above. The following information is as of and for the periods described below:

                                                                                       (in thousands)
AS OF:                                                                    June 30, 1999            January 2, 1999
                                                                        -------------------      --------------------
Amounts due from affiliates:
  Republic Engineered Steels, Inc.                                      $            3,107       $           1,935
  Republic Technologies International Marketing, LLC                                 9,756                      --
                                                                        -------------------      --------------------
                                                                        $           12,863       $           1,935
                                                                        ===================      ====================
Amounts due to affiliates:
  Republic Engineered Steels, Inc.                                      $           57,906       $          15,526
  Blackstone Capital Partners II Merchant Banking Fund L.P.
    and its affiliates                                                               1,313                     875
  Republic Technologies International Marketing, LLC                                 3,902                      --
                                                                        -------------------      --------------------
                                                                        $           63,121       $          16,401
                                                                        ===================      ====================
Amounts due to affiliates, long-term:
  Republic Engineered Steels, Inc.                                      $              221       $             531
                                                                        -------------------      --------------------
                                                                        $              221       $             531
                                                                        ===================      ====================

FOR THE THREE MONTH PERIOD ENDED:                                          June 30, 1999             July 4, 1998
                                                                        -------------------      --------------------
Net sales to affiliates:
  Republic Engineered Steels, Inc.                                      $           13,463       $              --
  Republic Technologies International Marketing, LLC                                43,338                      --
                                                                        -------------------      --------------------
                                                                        $           56,801       $              --
                                                                        ===================      ====================

FOR THE SIX MONTH PERIOD ENDED:                                            June 30, 1999             July 4, 1998
                                                                        -------------------      --------------------
Net sales to affiliates:
  Republic Engineered Steels, Inc.                                      $           22,176       $              --
  Republic Technologies International Marketing, LLC                                47,485                      --
                                                                        -------------------      --------------------
                                                                        $           69,661       $              --
                                                                        ===================      ====================

10.   SUBSEQUENT EVENT

On August 13, 1999, management of the Company completed the Combination of Bar Tech, Republic and the steelmaking and bar producing assets of USS/Kobe. The Combination was completed through a series of mergers, asset transfers, and related steps as set forth in the Master Restructuring Agreement among the Company, Republic and USS/Kobe and various of their affiliates. The newly formed operating company was named Republic Technologies International, L.L.C.

As a result of the Combination, the Company initiated a call to purchase any and all of the $91.6 million of Existing Senior Notes at a purchase price of 106.75% of their principal amount, plus accrued and unpaid interest (the "Call"). The Call will expire on September 13, 1999. Concurrent with the Combination, RTI issued $425.0 million in aggregate principal amount New Senior Notes due 2009 and entered into a new revolving credit agreement that permits borrowings up to $425.0 million and is secured by certain assets of RTI. The Call will be funded by proceeds from the issuance of the New Senior Notes and a combined equity investment of $155.0 million by Blackstone, Veritas, FirstEnergy Corp., USX Corporation, Kobe Steel, Ltd. and certain other investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW
See Note 1 to the Consolidated Financial Statements for a description of the Company's operations and a discussion of its relationship with Republic, the Marketing JV and the Combination.

During fiscal 1999, the Company and Republic have shared common management and continue to perform certain sales, marketing and administrative functions on a combined basis. These functions include marketing both companies' steel products jointly under the combined brand name "Republic Technologies International" using a single sales force. The costs of joint functions have been borne ratably by the Company and Republic based upon relative sales volumes achieved. The Company also participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of both companies and bills the Company for its respective purchases, plus an administrative fee.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JULY 4, 1998 Net sales for the three months ended June 30, 1999 totaled $76.6 million on shipments of approximately 159,200 net tons compared with net sales of $79.9 million for the three months ended July 4, 1998 on shipments of approximately 158,400 tons. Net sales for the three months ended June 30, 1999 were comprised of $42.4 million for hot-rolled and $34.2 million for cold-finished, compared with hot-rolled net sales of $38.9 million and cold-finished net sales of $41.0 million for the three months ended July 4, 1998. The $3.3 million decrease in net sales is primarily the result of a 12.5% decrease in cold-finished shipping volumes reflecting the general weakening in demand within the domestic steel. In addition, there was a 4.9% decrease in average selling prices per ton on cold-finished products as a reaction to competition and as a result of product mix. Partially offsetting the decline in the cold-finished net sales results was an increase in hot-rolled shipping volumes to Republic's cold-finished operations as management further integrates the operations of the two companies in anticipation of their combination.

Cost of sales totaled $75.0 million, or 97.9% of net sales, for the three months ended June 30, 1999 compared with cost of sales of $72.0 million, or 90.1% of net sales, for the similar period ended July 4, 1998. Cost of sales for the three months ended June 30, 1999 consisted of $42.9 million on hot-rolled products and $32.1 million on cold-finished products compared with $36.2 million on hot-rolled products and $35.8 million on cold-finished products for the three months ended July 4, 1998. The increase in cost of sales as a percentage of sales was primarily generated by a increase in material and manufacturing costs on a cost per ton basis for both the Company's hot-rolled and cold-finished operations.

Selling, general and administrative expenses were $3.5 million, or 4.5% of net sales, for the three months ended June 30, 1999 compared with $5.0 million, or 6.3% of net sales, for the three months ended July 4, 1998. The decrease in selling, general and administrative expenses is attributable to certain on-going cost sharing arrangements begun in the fourth quarter of fiscal 1998 between the Company and Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses of the combined company including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. These costs are allocated according to each company's approximate share of combined trade volumes. Also a contributing factor to the decrease in selling, general and administrative expense as a percentage of net sales are the results of the consolidation plan between the Company and Republic initiating certain cost reductions in anticipation of the combination.

Net interest expense was $6.6 million for the three months ended June 30, 1999 compared with $7.0 million for the similar period ended July 4, 1998. The $0.4 million decrease in net interest expense was attributable to a decrease in the average amount outstanding under the revolving credit agreement while average debt levels on amounts borrowed under long-term arrangements remained relatively constant during the comparable periods.

The provision for income taxes for the three month period ended June 30, 1999 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. The benefit for income taxes in the similar period of the prior year was the result of the Company's net operating losses generating a refund of taxes previously paid by the Company's wholly owned subsidiary, Bliss & Laughlin Industries, Inc. As a result, the Company reported a net loss of $10.9 million for the three months ended June 30, 1999 compared with a net loss of $5.3 million for the three months ended July 4, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JULY 4, 1998
Net sales for the six months ended June 30, 1999 totaled $136.4 million on shipments of approximately 279,300 net tons compared with net sales of $161.6 million for the six months ended July 4, 1998 on shipments of approximately 319,000 tons. Net sales for the six months ended June 30, 1999 were comprised of $69.2 million for hot-rolled and $67.2 million for cold-finished, compared with hot-rolled net sales of $72.8 million and cold-finished net sales of $88.8 million for the six months ended July 4, 1998. The $25.2 million, or 15.6%, decrease in net sales is primarily the result of a 12.5% decrease in shipping volumes reflecting the general weakening in demand within the domestic steel industry. In addition, there was a 3.7% decrease in average selling prices per ton on cold-finished products as a reaction to competition and as a result of product mix. Partially offsetting the decrease in shipping volumes was an increase in hot-rolled shipping volumes to Republic's cold-finished operations as management further integrates the operations of the two companies in anticipation of their combination.

Cost of sales totaled $131.8 million, or 96.6% of net sales, for the six months ended June 30, 1999 compared with cost of sales of $151.0 million, or 93.4% of net sales, for the similar period ended July 4, 1998. Cost of sales for the six months ended June 30, 1999 consisted of $68.9 million on hot-rolled products and $62.9 million on cold-finished products compared with $72.9 million on hot-rolled products and $78.1 million on cold-finished products for the six months ended July 4, 1998. The increase in cost of sales as a percentage of sales was primarily generated by a increase in material and manufacturing costs on a cost per ton basis for both the Company's hot-rolled and cold-finished operations.

Selling, general and administrative expenses were $6.4 million, or 4.7% of net sales, for the six months ended June 30, 1999 compared with $9.9 million, or 6.1% of net sales, for the six months ended July 4, 1998. The decrease in selling, general and administrative expenses is attributable to certain on-going cost sharing arrangements begun in the fourth quarter of fiscal 1998 between the Company and Republic. Under the terms of an employee leasing and overhead allocation agreement, the Company and Republic share the costs of common expenses of the combined company including, but not limited to sales and marketing services, administrative services, plant overhead and costs for certain common facilities. These costs are allocated according to each company's approximate share of combined trade volumes. Also a contributing factor to the decrease in selling, general and administrative expense as a percentage of net sales are the results of the consolidation plan between the Company and Republic initiating certain cost reductions in anticipation of the combination.

Net interest expense was $12.6 million for the six months ended June 30, 1999 compared with $13.2 million for the similar period ended July 4, 1998. The $0.6 million decrease in net interest expense was attributable to a decrease in the average amount outstanding under the revolving credit agreement while average debt levels on amounts borrowed under long-term arrangements remained primarily fixed during the comparable periods.

The provision for income taxes for the six month period ended June 30, 1999 consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC. The provision for income taxes in the similar period of the prior year included a benefit for income taxes as the Company's net operating losses generating a refund of taxes previously paid by the Company's wholly owned subsidiary, Bliss & Laughlin Industries, Inc. As a result, the Company reported a net loss of $18.2 million for the six months ended June 30, 1999 compared with a net loss of $15.2 million for the six months ended July 4, 1998.

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

The Company's primary capital resources have consisted of long-term debt and borrowings under its revolving credit agreement. The long-term debt financing arrangements consist principally of existing Senior Notes and economic development financing. The Company has obtained deferrals of principal and interest payments on certain economic development financing through fiscal 1999.

On May 5, 1999, the Company further amended its revolving credit agreement ("Amended Agreement") in conjunction with the formation of the Marketing JV. The Amended Agreement required a reduction in borrowing capacity at June 30, 1999 to $77.0 million, of which $5.3 million was in the form of letters of credit. In addition at June 30, 1999, amounts available under the Company's Sub-Facility were reduced to $2.0 million with this Amended Agreement. By July 31, 1999, amounts available under the Amended Agreement were further reduced to $71.5 million and amounts were no longer available under the Company's Sub-Facility. The maturity date of the Amended Agreement remains April 2, 2000 and is secured by certain assets and stock of the Company.

Amounts available under the Amended Agreement and Sub-Facility vary based upon the Company's borrowing base, as defined under the agreements. As of June 30, 1999, there were no amounts available for additional borrowings under the Amended Agreement as the Company borrowed in excess of its availability by $4.9 million. The Company subsequently repaid these excess borrowings. Amounts outstanding under the Company's Amended Agreement, including amounts outstanding under its Sub-Facility, were $69.4 million and $79.0 million at June 30, 1999 and January 2, 1999, respectively. As of June 30, 1999, the Company did not comply with the consolidated interest ratio coverage covenant for its Amended Agreement. The Company has received a waiver for this noncompliance. Furthermore, total amounts outstanding under the Company's Amended Agreement were repaid from proceeds obtained in the Combination on August 13, 1999.


Weighted average interest rates on borrowings under the Amended Agreement were 8.56% and 8.79% at June 30, 1999 and January 2, 1999, respectively. Weighted average interest rates on amounts outstanding under the Company's sub-facility were 11.25% and 11.50% at June 30, 1999 and January 2, 1999, respectively. Capital expenditures were $4.7 million for the six months ended June 30, 1999 compared with $8.6 million in the similar period of the prior year. Capital expenditures are funded by cash provided by operations and borrowings under the Company's revolving credit agreement. Expenditures for the six months ended June 30, 1999 were for capital improvement projects directed at expanding the Company's product offering.

Cash provided by operating activities was $17.0 million for the six months ended June 30, 1999 compared with net cash used by operations of $13.9 million for the similar period ended July 4, 1998. The increase in net cash provided by operations was primarily attributable to the growth in net amounts due to/from affiliates in the second quarter of 1999 compared to the similar period in 1998.

There are no restrictions on the ability of BLI to transfer funds to the Company.

During fiscal 1999, the Company and Republic have combined their sales efforts and commenced marketing their respective steel products jointly under the combined brand name "Republic Technologies International". As of January 4, 1999, Marketing JV was formed to formalize prior efforts of the Company and Republic to jointly market, advertise, promote and sell both companies' steel products to each company's existing and potential customers. The Marketing JV is owned by the Company and Republic in equal proportions and fills purchase orders for steel products by purchasing such steel products from the Company and/or Republic, as appropriate for a particular order. The Marketing JV allocates such purchase orders to the Company or Republic and receives a sales commission designed to cover the Marketing JV's operating expenses. The Company and Republic are reimbursed for expenses they incur on behalf of the Marketing JV, including compensation costs of employees of the Company and Republic who perform sales and marketing functions for the Marketing JV.

The Company participates in an inventory purchasing arrangement with Republic. Under the terms of this arrangement, Republic purchases materials on behalf of the combined companies and bills the Company for their respective share plus an administrative fee. A similar arrangement is in place with regards to insurance. Republic purchases insurance coverage for the combined companies for which the costs are borne ratably by the Company and Republic based on their respective share.

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

Since its formation, the Company has incurred substantial losses as a result of the ongoing start-up activities of its facilities and its general and administrative expenses. Any substantial delay in achieving or a failure to bring the facilities up to commercial volumes and productivity levels, or to sell its products in its target markets could have a material adverse effect on the Company's financial condition and results of operations. A substantial delay in integrating the operations of the Company, Republic and USS/Kobe, could have a material adverse effect on the Company's financial condition and results of operations. In the event of the above, the Company may need to borrow additional funds under its Revolving Credit Agreement or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. The Company is highly leveraged. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, sell assets, or acquire other entities and may otherwise limit the operational and financial flexibility of the Company.

The Company and Republic presently perform the above mentioned functions on a combined basis and intend to further integrate operations in 1999 along with USS/Kobe subsequent to the Combination. Following the Combination, the capital resources and liquidity of the Company, Republic and USS/Kobe will be managed on a combined basis. Management has prepared fiscal 1999 financial and operational plans on a combined basis for the companies. Based on these plans, management believes that the aggregate of cash flows from combined operations and available funds under its new and existing credit agreements will be sufficient in 1999 to enable the companies to meet their debt service requirements when due and to fund their capital expenditures, working capital and general corporate requirements, although there can be no assurances with respect thereto.

Dividends declared to holders of the Company's preferred stock were approximately $96 thousand and $192 thousand for both the three and six month periods ended June 30, 1999 and July 4, 1998.

On August 13, 1999, management of the Company completed the Combination and RTI concurrently issued $425.0 million in aggregate principal amount New Senior Notes and entered into a new revolving credit agreement that permits borrowings up to $425.0 million and is secured by certain assets of RTI. The Call will be funded by proceeds from the issuance of the New Senior Notes and a combined equity investment of $155.0 million by Blackstone, Veritas, FirstEnergy Corp., USX Corporation, Kobe Steel, Ltd. and certain other investors.

Utilizing proceeds from the equity contribution and its new revolving credit agreement, RTI repaid in full amounts outstanding under the Bar Tech revolving credit agreement, $5.5 million for its subordinated loan agreement with Bethlehem Steel Corporation, and $15.9 million for certain of its economic development loans. Effective with the Combination, the Company and Republic terminated the limited liability company agreement of the Marketing JV. (See
Note 10.)

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

The infrastructure portion of the program addresses wide and local area networks, servers, personal computing, telecommunications systems and software, fax and facility security systems. Each location's equipment has been inventoried and assessed for Year 2000 problems. Some facilities have completed the remediation process through replacement or upgrade, and have been tested. As of June 30, 1999, this portion of the program is approximately 85% complete. The remaining facilities are scheduled to be completed by September 1999.

The business application portion of the program addresses applications and system software that run on the larger mainframe and mid-range computers. These systems are being upgraded and/or replaced with new applications to provide Year 2000 readiness. As of June 30, 1999, approximately 90% of this program area has been completed, with six facilities converted or upgraded. The remaining work is scheduled for completion by September 1999.

The Company's plant systems include hardware, software and associated embedded computer technologies that are used to operate the Company's manufacturing facilities. These systems have been inventoried and assessed. Six of the seven plant sites have completed remediation and testing. The final plant site is scheduled for testing in August 1999.

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

The cost of the Year 2000 project is estimated at $1.6 to $2.0 million and is being funded through operating cash flows. The Company has to date incurred approximately $1.5 million of costs and expects to incur the remaining amounts through year 2000. The cost of replacement hardware and software will be capitalized as appropriate according to the Company's capital policies and amortized over the applicable useful lives.

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

     Any substantial unanticipated delays or difficulties in integrating the operations of or managing the capital resources and liquidity of the Company, Republic and USS/Kobe on a combined basis;

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

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (10.54) 1999 Settlement Agreement between United Steelworkers of America, AFL-CIO on behalf of its Local 1104 and the Company, Republic Engineered Steels. Inc. and Republic Technologies International, LLC. dated July 7, 1999, filed herewith.

         (10.55) 1999 Settlement Agreement between United Steelworkers of America, AFL-CIO on behalf of its Local 2354 and the Company, Republic Engineered Steels. Inc. and Republic Technologies International, LLC. dated July 7, 1999, and filed herewith.

         (10.56) First amendment, dated as of May 5, 1999 to the Facility Pledge Agreement dated as of April 2, 1996, and amended and restated as of September 5, 1997, filed herewith.



         (27)     Financial Data Schedule


         a.)   Reports on Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on May 18, 1999 for the Amendment of its Credit Agreement dated April 2, 1996, as amended and restated April 26, 1996, as further amended and restated September 5, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BAR TECHNOLOGIES INC.





Date:  August 16, 1999                  By: /s/ Thomas N. Tyrrell
                                            ---------------------
                                        Thomas N. Tyrrell
                                        Chief Executive Officer



Date:  August 16, 1999                  By: /s/ Brenda K. Brown
                                            -------------------
                                        Brenda K. Brown
                                        Vice President of Finance and Controller